Form 10-K
period 1993-12-31
PITT DES MOINES INC
filed 1994-03-30
CIK 78853

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]
      For the fiscal year ended December 31, 1993

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from       to

                         COMMISSION FILE NUMBER 1-5259

                             PITT-DES MOINES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               PENNSYLVANIA                             25-0729430
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

3400 GRAND AVENUE, PITTSBURGH, PENNSYLVANIA               15225
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 412-331-3000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
- ------------------------------------------------------------------------------
TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ------------------------------------------------------------------------------
Common Stock, no par value                American Stock Exchange
- ------------------------------------------------------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to such filing requirements for the past 90 days. Yes  x   No
                                                     -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [x]

The aggregate market value of the registrant's voting stock held by non-affiliates was at least $37,436,000 on February 28, 1994, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

  Common Stock outstanding as of February 28, 1994--2,323,978 shares.

Documents Incorporated By Reference:

  Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

  Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 8, 1994............................Part III, Items 10-13
                                                     Part IV, Item 14
==============================================================================

                                     PART I

ITEM 1.  BUSINESS

  Pitt-Des Moines, Inc. and its subsidiaries (PDM or the Company) began conducting business in 1892 and was incorporated in Pennsylvania on February 14, 1916. The Company's principal executive offices are located at 3400 Grand Avenue, Pittsburgh, Pennsylvania 15225, telephone number (412) 331-3000.

  The Company is comprised of four business segments: Engineered Construction Division, Steel Construction Division, Steel Service Centers and CVI Incorporated. Each segment is a profit center except the Steel Construction Division business segment which is divided into four profit centers as noted below.

  A summary of the Company's products and services by business segment is set forth below. Additional business segment information is included in Part II of this Form 10-K.

  ENGINEERED CONSTRUCTION DIVISION

  Beginning in 1994, the Engineered Construction Division organized into three profit centers: Water, Industrial, and International and Technology. These market groups provide:

  a) The capability to design, fabricate and erect many types of facilities and structures; services offered include research and design, material selection, preparation of detailed drawings, shop fabrication, field erection and subcontract management.

  b) The capability to design, fabricate and erect elevated and flat bottom water storage tanks for water service and fire protection requirements and treatment tanks for the purification, filtration and softening of water. The principal purchasers of the Company's water storage tanks and wastewater treatment facilities are government agencies and private industry.

  c) The capability to design, fabricate and erect oil and chemical storage tanks used for storing crude oil, petroleum, gasoline and other petroleum derivatives and chemicals. The Company has developed and patented certain systems, parts and sealing devices which help to reduce the hazards of fire and explosion from the stored products, as well as to decrease air pollution and vapor loss. Additionally, the Company fabricates and erects various vessels used in the processing of a variety of oil and chemical products. The oil and chemical tanks, sealing devices and process vessels are produced principally for the petroleum, petrochemical, chemical and food processing industries as well as government agencies.

  d) The capability to fabricate and erect miscellaneous plate work which includes penstocks and breechings, stacks and stack liners, scrubbers, absorbers, flow conductors and heat exchangers for utilities and private industry.

  e) The capability to design, fabricate and erect high speed wind tunnels, altitude test chambers, hydrospace test facilities and high vacuum and thermal test facilities for use in connection with energy, aerospace and defense research.

  f) The capability to design and build supercritical fluid extraction facilities for the food processing industry.

  g) The capability to design and build anaerobic digesters for the wastewater treatment industry.

  STEEL CONSTRUCTION DIVISION

  a) The capability to fabricate and erect structural steel for commercial, institutional and public sector buildings for government agencies, private developers and general contractors.


  b) The capability to fabricate structural steel for new bridges and fabricate and erect structural steel for bridge rehabilitation for government agencies and general contractors.

  STEEL SERVICE CENTERS

  The operation of six steel service centers and three culvert facilities located in the west and midwest regions of the United States. The Company processes and distributes a general line of carbon steel products including plates, sheets, structural shapes, bars, tubes, pipe and other miscellaneous metal products. The Company also manufactures and markets corrugated metal culvert pipe and accessories. The Steel Service Centers' primary markets include steel fabricators, original equipment manufacturers and the mining, logging, agricultural and road construction industries.

  CVI INCORPORATED

  a) The capability to design, fabricate and construct low temperature and cryogenic systems and storage vessels for various liquefied gases such as anhydrous ammonia, propane, natural gas and elements of air used primarily in the chemical, petrochemical, natural gas and aerospace industries.

  b) The capability to design and manufacture cryogenic pumps, cryogenic valves, vacuum seal-off valves, cryopumps, nuclear spares, vacuum insulated pipe and other specialty cryogenic components.

  On July 11, 1993, the Company's Des Moines Steel Construction plant, along with the headquarters office building for the Engineered Construction Division, both located in Des Moines, Iowa, were severely damaged by the devastating flood in the Midwest. The Company has completed the flood related cleanup of both facilities and is continuing to evaluate the future costs of the flood. All work which was in process at the Des Moines Steel Construction plant was completed or transferred to other locations while the Company evaluates alternatives for the facility. The headquarters personnel for the Engineered Construction Division continue to operate from temporary quarters at that Division's plant in Clive, Iowa.

  On November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment is in the process of fabricating and erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. An investigation of the cause of the accident is being conducted by the Federal Occupational Safety and Health Administration.

  Several large companies compete nationally in some product lines with the Company and there are several local and regional companies that compete in certain product lines in specific geographic areas. The majority of the Company's business is secured through open competitive bidding or through direct negotiations with industry or government agencies. Competition is based primarily on performance including the ability to provide design, engineering and on-site field construction services in a cost-effective, timely manner. The Steel Service Centers' volume of business is based on the price, delivery and credit terms, and first stage preprocessing operations offered to its customers as well as its reputation.

  Earned revenue was $354 million in 1993, compared with $383 million in 1992 and $392 million in 1991. For further financial information refer to pages 14 through 29.

  The principal raw materials essential to the Company's business are steel, alloys and other metal plates and structural sections. The Company procures these raw materials from various domestic and foreign sources including, the mills of USX Corporation, Bethlehem Steel Corporation, Northwestern Steel and Wire Company, Nucor Steel, British Steel and Mitsubishi International Corporation.

  The Company has a license and technical assistance agreement with Roediger, a German corporation, which gives the Company exclusive rights in North America and other selected countries worldwide to use the Roediger technology, a process which utilizes anaerobic digestion in the treatment of wastewater. Revenues to date from this technology have not been material to the Company.

  Some components of the other products made and erection techniques used by the Company are covered by patents owned or licensed by the Company. None of these are deemed to be material to the Company from an overall financial viewpoint.

  The Company had a backlog of uncompleted contracts of $190 million on December 31, 1993 compared to $142 million on December 31, 1992. Approximately 5 percent of the backlog on December 31, 1993 is not expected to be completed during 1994.

  Factors such as the type and scope of operations in progress at any given time, including weather conditions at field sites, create fluctuations in the employment level at PDM. On December 31, 1993, the Company employed 1,987 persons, of which 674 were salaried personnel and 1,313 were hourly personnel.

  International sales during 1993 were minimal as the Company continues to concentrate on a few selected foreign projects and to negotiate additional cooperation agreements which allow for the supply of experience and technology without incurring overseas, on-site risk.

ITEM 2.  PROPERTIES

  Operations of the Company are conducted at both owned and leased properties. In addition, certain owned properties of the Company are leased to third party tenants. The following table indicates each of the Company's facilities in the United States by: segment, location, year operations began, approximate floor space and acreage owned or leased on December 31, 1993:

                                                   YEAR                          FLOOR
                                                OPERATIONS                       SPACE          LAND
LOCATION                                          BEGAN                         SQ. FT.        ACREAGE

ENGINEERED CONSTRUCTION DIVISION
Clive, Iowa                                        1955                         158,000           34
Franklin, Tennessee                                1977                          28,220            6
Fresno, California                                 1963                          52,140           25
Provo, Utah                                        1959                         154,950           15
Warren, Pennsylvania                               1959                         125,960           13
Pittsburgh, Pennsylvania                           1908                          98,776           20

STEEL CONSTRUCTION DIVISION
Wausau, Wisconsin                                  1991                         164,580           36
Chicago, Illinois                                  1987                         520,000           24
Stockton, California                               1987                         136,000           30

STEEL SERVICE CENTERS
Stockton, California                               1967                         175,010           16
Cedar Rapids, Iowa                                 1976                          27,200            9
Fresno, California                                 1963                          62,640           10
Santa Clara, California                            1947                          56,690            6
Spanish Fork, Utah                                 1977                          18,780            7
Sparks, Nevada                                     1974                          29,240            6
Tualatin, Oregon                                   1973                          27,100           16
Arlington, Washington (4)                          1993                          19,480           11

CVI INCORPORATED
Hilliard, Ohio                                     1971                         152,000           20
Costa Mesa, California (1)                         1981                          22,000            2

IDLE HOLDINGS, INCLUDING PLANT AND PROPERTY (2)
Baltimore, Maryland                                1960                              --           41
Des Moines, Iowa                                   1900                         338,250           25
Lubbock, Texas (3)                                 1979                          30,400            2
Pittsburgh, Pennsylvania                           1908                         110,516           10
Sacramento, California                             1966                              --           28

- -----------------
(1)  Company leased facility from outside third party.
(2) Company pursues the sale or development of all idle facilities and regularly evaluates similar opportunities for facilities not fully utilized.
(3) Company is leasing facility to a third party with a purchase option which expires on December 31, 1995.
(4) Company leases land from outside third party. Lease will expire January 31, 2003.

   The Company also has a 50 percent ownership in a joint venture, PDM Saudi Arabia, Ltd., which operates a heavy steel fabrication and machining facility in Saudi Arabia.

   All significant properties are utilized by the Company's business segments. The Company's production capacity is adequate for its present needs. The Company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the Company's business as now conducted.

ITEM 3.  LEGAL PROCEEDINGS

   There are various claims and legal proceedings against the Company arising from the normal course of business. As previously reported, in May 1984, Washington Public Power Supply System (WPPSS) filed a complaint against the Company and its surety in the United States District Court for the Eastern District of Washington. Various claims in connection with retrofit work performed by the Company at Nuclear Unit #2, Hanford, Washington, were alleged. Four alternative damages theories were presented, ranging in amounts from $53 million to $86 million.

   In January 1986, the District Court granted partial summary judgment and dismissed some of WPPSS' claims. After a trial in June 1986, and a jury verdict favorable to the Company, the Court entered final judgment dismissing all the claims of WPPSS against the Company. WPPSS filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. In May 1989, the Court of Appeals affirmed the judgment of the District Court that the Company was not liable for breach of warranties in connection with its construction of the retrofit of the containment vessel at Nuclear Unit #2, Hanford, Washington. However, the Court of Appeals remanded the case to the District Court for a determination of whether WPPSS had released its claims against the Company for breach of contract with respect to the Company's retrofit contract.

   After several preliminary rulings in 1990 in favor of the Company, the District Court entered an order dismissing WPPSS' complaint with prejudice on May 1, 1991.

   In an order filed January 26, 1993, the United States Court of Appeals affirmed the judgment of the District Court in part, but reversed and again remanded the case to the District Court for determination of whether WPPSS had released its claims against the Company for breach of contract with respect to the retrofit contract, including its original claims for consequential damages.

   The District Court has scheduled a jury trial to commence in June of 1994. In an order filed October 21, 1993, the District Court ruled that the June 1994 trial will be bifurcated; the trial will determine whether WPPSS reserved its breach of contract claims, without any determination of the amount of WPPSS' damages, or the extent of the Company's liability, if any.

   Although counsel is unable to predict with certainty the ultimate outcome, management and counsel believe the Company has significant and meritorious defenses to any claims and intend to pursue them vigorously.

   The Company's operations, including idle facilities and other property, are subject to and affected by federal, state and local laws and regulations regarding protection of the environment. The Company accrues for environmental costs where such obligations are either known or considered probable and can be reasonably estimated.

   The Company is participating as a potentially responsible party (PRP) at several different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

   Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company; accordingly, no provision for such liability has been recorded in the Company's consolidated financial statements in the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding executive officers of the Registrant is presented in
Part III following and incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the American Stock Exchange under the symbol "PDM". The following is the range of high and low sales prices and dividends paid per share for fiscal 1993 and 1992 by quarters.

                                                             Price Range
                                                          -----------------       DIVIDENDS
                                                            HIGH      LOW         PER SHARE
1993                                                      -------   -------      ------------
First Quarter                                             $ 37-1/2  $ 32-1/2       $.22-1/2
Second Quarter                                                33        24          .22-1/2
Third Quarter                                               30-7/8      26          .22-1/2
Fourth Quarter                                              28-3/4    24-1/2        .22-1/2
                                                                                   --------
                                                                                   $    .90
1992                                                                               ========
First Quarter                                             $ 41-1/2  $   36          .22-1/2
Second Quarter                                              37-3/4    34-1/2        .22-1/2
Third Quarter                                                 38      34-1/4        .22-1/2
Fourth Quarter                                              37-1/4    31-1/2        .22-1/2
                                                                                   --------
                                                                                   $    .90
                                                                                   ========

On February 28, 1994, there were 2,323,978 shares outstanding and approximately 462 stockholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

 The following table summarizes information with respect to the operations of the Company.


(Dollars in thousands, except per share amounts)         1993       1992       1991       1990       1989
- ------------------------------------------------       --------   --------   --------   --------   --------
OPERATING PERFORMANCE
 Earned Revenue                                        $354,347   $382,895   $392,473   $368,164   $361,484
 Income (loss) from operations                           (2,018)     6,274     11,661     13,613      5,577
 Net income                                               1,038      4,900      7,853      8,427      5,003
 Net income per common share                                .45       2.02       3.19       3.42       2.01

FINANCIAL POSITION
 Total assets                                          $177,803   $166,074   $176,001   $167,915   $156,603
 Long-term debt                                               -          -      2,135      9,926     13,070
 Redeemable preferred stock                                   -          -          -          -      1,050
 Stockholders' equity                                    88,473     89,678     91,512     85,627     79,373

OTHER INFORMATION
 For the year:
   Cash provided (utilized) by operations              $ (3,609)  $ 21,594   $ 13,955   $ 23,388   $  5,775
   Depreciation expense                                   4,777      4,933      4,806      4,220      4,449
   Capital expenditures                                   4,100      4,672      4,503      5,863      7,575
   Dividends per common share                               .90        .90    .82-1/2        .90        .70

 At year end:
   Book value per common share                         $  38.07   $  38.63   $  37.36   $  34.97   $  32.44
   Employees                                              1,987      2,066      2,285      2,297      2,059


Note: Refer to the Contingencies and Commitments notes to the consolidated financial statements which are included in Part II of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The Company realized net income of $1.0 million in 1993 compared with $4.9 million in 1992 and $7.9 million in 1991. The related earnings per share were $.45 in 1993 compared with $2.02 in 1992 and $3.19 in 1991. Earned revenue decreased 7.5 percent in 1993 compared with 1992 and also decreased 2.4 percent in 1992 compared with 1991. The Company normally lags the general economy and as a result the Company's overall financial performance in 1993 was still affected by the recession.

ENGINEERED CONSTRUCTION DIVISION

  Throughout 1993 and 1992, the Engineered Construction Division faced poor economic conditions including lower housing starts, municipal funding restraints and lack of capital spending. This resulted in declines in both earned revenue and profitability realized by the Engineered Construction Division in 1993 compared with 1992 and 1991.

  This Division downsized its field, plant and office personnel to address these market conditions.

  Earned revenue for this Division was $128.4 million in 1993 compared with $187.9 million and $199.6 million in 1992 and 1991, respectively. After profitability of $12.8 million in 1991 and $6.0 million in 1992, income from operations decreased $7.7 million, for a loss of $1.7 million in 1993. New awards were $160.3 million in 1993 compared with $138.8 million in 1992 and $205.4 million in 1991.

  In 1993, capital expenditures of $882,000 were primarily for purchase of plant and construction equipment. Capital expenditures of $1.6 million and $2.0 million in 1992 and 1991, respectively, were for the purchase of construction equipment and computer aided design (CAD) engineering equipment.

STEEL CONSTRUCTION DIVISION

  Steel Construction Division's earned revenue contributed approximately 27 percent to consolidated earned revenue in 1993. In 1993, earned revenue for this segment was $95.8 million compared with $81.6 million and $93.7 million in 1992 and 1991, respectively. Income from operations in 1993 was approximately level with 1992 although a charge of $2.0 million was recorded in 1993 in order to provide for insurance deductibles relating to the Post Office project in Chicago. PDM may be responsible for future uninsured costs relating to this accident. The Company believes these uninsured costs would not have a material adverse effect on the financial position of the Company. In 1992, income from operations, adversely impacted by the recession, was $395,000 compared with $1.5 million in 1991.

  In 1993, the increase in earned revenue compared with 1992 was primarily due to the substantial completion of the United States Post Office project in Chicago.

  In 1992, the decrease in earned revenue and income from operations as compared with 1991 was due to a continued downturn in the commercial high-rise building market. Bridge market activity was also restrained during 1993 and 1992 due to the federal government withholding release of funds from the Federal Highway Trust Fund and the lack of state matching funds.

  New awards were $121.3 million in 1993 compared with $98.9 million in 1992 and $81.9 million in 1991. In 1993, the Company was awarded a $68 million contract for the McCormick Place Exhibition Center located in Chicago. This award continues to demonstrate PDM's success in competing in the public sector building market. Although this award is positive, the market conditions experienced by this business segment during 1992 and 1993 are expected to continue into 1994.

  Capital expenditures were $1.5 million in 1993 compared with $1.8 million and $1.1 million in 1992 and 1991, respectively. During the last three years, a significant portion of capital expenditures were for purchases of plant and construction equipment. In 1992 and 1991, the Chicago facility was renovated to expand its structural and bridge fabrication capabilities.

STEEL SERVICE CENTERS

  PDM's Steel Service Centers represented in 1993 approximately 28 percent of the Company's consolidated earned revenue. Earned revenue was $99.5 million in 1993 compared with $85.5 million in 1992 and $77.1 million in 1991.

  During 1993 and 1992, earned revenue increased 16 percent and 11 percent, respectively, as the Steel Service Centers increased actual tons shipped and market share. The increase in earned revenue was primarily due to increased marketing efforts. Income from operations in 1993 was approximately level with the prior year. Operating profits increased 33 percent to $5.0 million in 1992 compared with $3.8 million in 1991, primarily the result of increased volume.

  This business segment expects to continue its excellent performance in 1994 despite the competitive market environment.

  Capital expenditures were $1.6 million in 1993 compared with $1.1 million and $1.3 million in 1992 and 1991, respectively. In 1993, Steel Service Centers purchased various first-stage processing machinery and also upgraded its delivery fleet. In 1992 and 1991, capital expenditures were primarily used to finance expansion projects at the various plant facilities.

CVI INCORPORATED

  CVI Incorporated has averaged less than 10 percent of the Company's consolidated earned revenue over the last three years. Earned revenue in 1993 was $30.6 million compared with $27.9 million and $22.1 million in 1992 and 1991, respectively. Income from operations, adversely impacted by the cancellation of Superconducting Super Collider (SSC), was $671,000 in 1993 compared with $1.6 million in 1992 and $326,000 in 1991.

  In 1992, earned revenue increased 26 percent over 1991 due to a higher volume of systems projects. The increase in earned revenue was the result of increased demand for helium refrigeration systems generated by superconducting applications and programs. This increase, along with higher margins on CVI's standard products, significantly improved income from operations in 1992.

  New awards for CVI were $20.7 million in 1993 compared with $32.0 million in 1992 and $30.2 million in 1991. New awards decreased in 1993 due to the uncertainty of funding for superconducting applications.

 Capital expenditures averaged $142,000 over the last three years.

OTHER

  Corporate unallocated expenses, consisting primarily of salaries, benefits, outside professional services, taxes and insurance were $6.5 million in 1993 compared with $6.7 million in 1992 and 1991.

  In 1993, the Company's interest income was $540,000 compared with $688,000 in 1992 and $1.7 million in 1991. Interest income decreased significantly in 1992 compared with 1991 due to a lower level of interest earning funds and a reduction in average interest rates.

  Interest expense has steadily decreased over the last three years to $248,000 in 1993 from $579,000 in 1992 and $1.2 million in 1991. The reduction in interest expense is due to a decrease in the Company's total debt obligations of $9.3 million over the last three years. The Company had no debt obligations on December 31, 1993. The Company's total debt obligations were $875,000 on December 31, 1992 compared with $9.3 million on December 31, 1991. Interest expense in 1993 includes $200,000 relating to possible additional tax assessments.

  The gain on the sale of assets was $3.6 million in 1993 compared with $930,000 in 1992 and $765,000 in 1991. In 1993, the Company realized gains on the sale of idle properties compared with gains on the sale of foreign marketable securities in 1992 and 1991.

  Net miscellaneous income was $10,000 in 1993, $290,000 in 1992 and $62,000 in 1991. The increase in 1992 was primarily due to an increase in dividend income associated with a joint venture company.

  The effective income tax rate was 45 percent in 1993, compared with 36 percent in 1992 and 40 percent in 1991. In 1993, the effective tax rate was adversely impacted as a result of foreign taxes of $81,000 with no corresponding tax credit while 1992 was favorably impacted by the realization of investment tax credit of $142,000.

  The Revenue Reconciliation Act of 1993 did not have a material effect on the consolidated financial position or results of operations.

  During the first quarter of 1993, the Company adopted Statements of Financial Accounting Standards No. 106, "Employees' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) and No. 109, "Accounting for Income Taxes" (SFAS No. 109). The adoption of these accounting changes did not have a material impact on the Company's financial position or results of operations.

  In 1994, the Company will adopt the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
112). The Company has completed a preliminary assessment of the impact of this accounting change and does not expect it to have a material impact on the Company's financial position or results of operations.

  In recognition of the current interest and inflation rate environment as of December 31, 1993, the company adjusted the discount rate and the rate of salary increase assumptions used in the determination of its benefit obligations from
8.9 percent to 7.5 percent and 6.5 percent to 6.0 percent, respectively. It is estimated that these changes will increase benefit expense for 1994 as compared to 1993 approximately $600,000.

  The Company's operations, including idle facilities and other property, are subject to federal, state and local laws and regulations regarding protection of the environment. The Company accrues for environmental costs where such obligations are either known or considered probable and can be reasonably estimated.

  The Company has been notified it is a potentially responsible party (PRP) at several waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing.

  The Company believes, based upon the information presently available to it, that such costs will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

  However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes in site cleanup costs or the allocation of such costs among PRP's, or a determination that the Company is potentially responsible for the release of waste or pollutants at sites other than those currently identified, could result in additional costs.

LIQUIDITY AND CAPITAL RESOURCES

  During 1993, the Company's primary sources of liquidity included cash provided by investing activities and cash on hand. These sources financed working capital, capital expenditures, and the payments of debt obligations and dividends. On December 31, 1993, cash and cash equivalents were $15.9 million compared with $19.9 million and $17.2 million on December 31, 1992 and 1991, respectively.

  In 1993, the Company decreased cash and cash equivalents by $4.0 million. This decrease resulted from $3.6 million utilized by operations, $3.1 million utilized for financing activities offset by $2.7 million provided by investing activities. Working capital remained relatively unchanged.

  Capital expenditures during 1993 were $4.1 million compared with $4.7 million and $4.5 million during 1992 and 1991, respectively. In 1993, capital expenditures were primarily for plant and construction equipment in addition to the purchase of Cascade Culvert Corp.'s assets. Capital expenditures in 1994, which are expected to be financed by operations, should approximate $5.0 million. In addition, the Company intends to continue to pursue acquisition opportunities closely aligned with its existing core businesses.

  During 1993, the Company's total debt of $875,000 was paid.

  The Company paid total cash dividends of $.90 per common share in 1993. On January 20, 1994, the Board of Directors declared a $.22-1/2 cash dividend per common share for the first quarter of 1994. The payment of future dividends will be evaluated based on business conditions.

  The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and a $30 million unsecured revolving credit facility which matures on December 31, 1995. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On December 31, 1993, $14.9 million of this facility was committed to support stand-by letters of credit. The Company expects that it will have to borrow under the credit facility for working capital requirements in 1994.

  The Company is currently incurring costs related to the Midwest flood. At December 31, 1993, actual flood related costs were $5.7 million and future costs are estimated to be $4.3 million. The total cost of $10.0 million has been reimbursed under the Company's insurance policy.

  As described in the Notes to Consolidated Financial Statements under the caption Commitments, the Company has an outstanding commitment to purchase 124,800 shares of its Common Stock from certain members of the Jackson family, principal stockholders, upon the stockholder's death. The outstanding commitment for these shares was $3.3 million based on the closing stock price of the Common Stock on December 31, 1993.

  Inflation and changing prices did not significantly impact the Company during the last three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT AUDITORS

STOCKHOLDERS AND BOARD OF DIRECTORS

PITT-DES MOINES, INC.

  We have audited the accompanying consolidated statements of financial condition of Pitt-Des Moines, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pitt-Des Moines, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in the notes to the consolidated financial statements, Washington Public Power Supply System (WPPSS) brought a complaint against the Company in 1984 seeking unspecified damages for contract work completed in a prior year. The ultimate outcome of this matter is still uncertain and cannot be presently determined. Accordingly, no provision for any liability that may result has been made in the financial statements.


                                                            /s/ ERNST & YOUNG
                                                            ------------------
                                                               ERNST & YOUNG



Pittsburgh, Pennsylvania
March 3, 1994

                             PITT-DES MOINES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       1993           1992           1991
                                                   -------------  -------------  -------------
Earned revenue                                     $354,347,328   $382,894,564   $392,473,057
Cost of earned revenue                              318,624,570    338,229,852    343,720,309
                                                   ------------   ------------   ------------

 GROSS PROFIT FROM OPERATIONS                        35,722,758     44,664,712     48,752,748
Selling, general and administrative expenses         37,740,679     38,390,977     37,092,147
                                                   ------------   ------------   ------------
 INCOME (LOSS) FROM OPERATIONS                       (2,017,921)     6,273,735     11,660,601
Other income (expense):
 Interest income                                        540,008        688,204      1,725,874
 Interest expense                                      (248,347)      (579,328)    (1,202,684)
 Gain on sale of assets                               3,595,414        930,017        764,749
 Miscellaneous, net                                       9,908        289,656         61,629
                                                   ------------   ------------   ------------
                                                      3,896,983      1,328,549      1,349,568
                                                   ------------   ------------   ------------
 INCOME BEFORE INCOME TAXES                           1,879,062      7,602,284     13,010,169
Income tax expense                                      841,121      2,702,271      5,156,992
                                                   ------------   ------------   ------------
 NET INCOME                                        $  1,037,941   $  4,900,013   $  7,853,177
                                                   ============   ============   ============
Net income per common share                                $.45          $2.02          $3.19
                                                   ============   ============   ============
Average common shares outstanding                     2,323,645      2,414,670      2,449,018
                                                   ============   ============   ============
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             PITT-DES MOINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992


ASSETS                                                    1993          1992
                                                      ------------  ------------
CURRENT ASSETS
 Cash and cash equivalents                            $ 15,946,321  $ 19,944,225
 Accounts receivable                                    60,782,038    55,056,020
 Inventories                                            18,119,248    14,779,435
 Costs and estimated profits in excess of billings      28,618,657    26,580,223
 Deferred income taxes                                   7,938,680     5,222,747
 Prepaid expenses                                        1,595,318       298,611
                                                      ------------  ------------
 TOTAL CURRENT ASSETS                                  133,000,262   121,881,261

INVESTMENTS AND OTHER ASSETS                             6,619,911     4,670,923

PROPERTY, PLANT AND EQUIPMENT
 Land                                                    7,350,952     8,429,148
 Buildings                                              30,455,806    32,796,911
 Machinery and equipment                                59,936,962    58,928,791
                                                      ------------  ------------
                                                        97,743,720   100,154,850
 Allowances for depreciation                           (59,560,936)  (60,632,634)
                                                       -----------  ------------
 NET PROPERTY, PLANT AND EQUIPMENT                      38,182,784    39,522,216
                                                      ------------  ------------
                                                      $177,802,957  $166,074,400
                                                      ============  ============
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              PITT-DES MOINES, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1993 AND 1992


LIABILITIES AND STOCKHOLDERS' EQUITY                              1993           1992
                                                              -------------  -------------
CURRENT LIABILITIES
 Accounts payable                                             $ 41,325,840   $ 38,354,217
 Accrued compensation, related taxes and benefits                9,082,627      7,097,577
 Other accrued expenses                                          3,963,152      3,391,173
 Accrued expenses related to flood                               4,272,049              -
 Billings in excess of costs and estimated profits              10,319,772      9,892,479
 Income taxes                                                    1,149,057        456,006
 Casualty and liability insurance                               12,608,799     11,520,669
 Current portion of long-term obligations                                -        875,000
                                                              ------------   ------------
 TOTAL CURRENT LIABILITIES                                      82,721,296     71,587,121


DEFERRED INCOME TAXES                                            5,700,661      3,938,274

MINORITY INTEREST                                                  908,080        870,930

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
 Preferred stock--par value $.01 per share; authorized
  3,000,000 shares; issued--none
 Common stock--no par value; authorized 15,000,000 shares;
  issued 2,982,156 shares                                       33,549,255     33,549,255
 Retained earnings                                              69,055,440     70,314,270
                                                              ------------   ------------
                                                               102,604,695    103,863,525
 Treasury stock at cost (1993--658,178 shares;
  1992--660,678 shares)                                        (14,131,775)   (14,185,450)
                                                              ------------   ------------
 TOTAL STOCKHOLDERS' EQUITY                                     88,472,920     89,678,075
                                                              ------------   ------------
                                                              $177,802,957   $166,074,400
                                                              ============   ============
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                            PITT-DES MOINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                             1993          1992          1991
                                                         ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $ 1,037,941  $  4,900,013  $  7,853,177
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                            4,776,905     4,933,283     4,806,439
   Gain on sale of assets                                 (3,595,414)     (930,017)     (764,749)
   Deferred income taxes (credits)                          (953,545)     (829,232)     (911,355)
   Minority interest in earnings, net of dividends paid       37,150        46,649        56,060
   Other non-cash credits, net                              (216,249)     (882,725)     (305,679)
Change in operating assets and liabilities
  providing (using) cash:
   Accounts receivable                                    (5,387,190)   14,109,751    (2,717,576)
   Inventories                                            (2,803,704)   (3,377,988)    2,466,477
   Prepaid expenses                                       (1,296,707)    1,823,201      (250,604)
   Costs, estimated profits and billings, net             (1,611,141)      359,113    (1,054,599)
   Accounts payable                                        2,674,338     2,717,015     3,150,476
   Accrued liabilities                                     3,035,118       807,507     1,641,069
   Income taxes                                              693,051    (2,082,137)      (13,954)
                                                         -----------  ------------  ------------
   Net cash provided (utilized) by operating activities   (3,609,447)   21,594,433    13,955,182

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                     (4,100,486)   (4,672,367)   (4,503,303)
 Proceeds from sale of assets                              4,978,949     1,021,103       841,236
 Insurance proceeds from flood damage                     10,000,000             -             -
 Costs incurred to date related to flood damage           (5,727,951)            -             -
 Acquisitions, net of cash acquired                       (1,298,174)            -    (7,571,460)
 Decrease (increase) in short-term investments                     -     4,017,345    (4,017,345)
 Change in investments and other assets                   (1,122,699)      (82,925)       (7,713)
                                                         -----------  ------------  ------------
 Net cash provided (utilized) by investing activities      2,729,639       283,156   (15,258,585)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from debt obligations                                    -     9,000,000             -
 Payments of debt obligations                               (875,000)  (17,395,000)   (7,960,109)
 Purchase of treasury stock                                        -    (4,615,000)            -
 Dividends paid                                           (2,091,581)   (2,176,563)   (2,020,572)
 Other                                                      (151,515)       57,609        52,313
                                                         -----------  ------------  ------------
 Net cash utilized by financing activities                (3,118,096)  (15,128,954)   (9,928,368)
                                                         -----------  ------------  ------------
Increase (decrease) in cash and cash equivalents          (3,997,904)    6,748,635   (11,231,771)
Cash and cash equivalents at beginning of year            19,944,225    13,195,590    24,427,361
                                                         -----------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $15,946,321  $ 19,944,225  $ 13,195,590
                                                         ===========  ============  ============
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             PITT-DES MOINES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                            TREASURY STOCK
                                                                       ------------------------
                                                          RETAINED                    NUMBER OF
                                           COMMON STOCK   EARNINGS         COST        SHARES
                                           ------------  -----------   ------------   ---------
Balance on December 31, 1990               $33,549,255   $61,704,186   $ (9,626,343)  (533,778)
Net income                                                 7,853,177
Cash dividends ($.82-1/2 per share)                       (2,020,572)
Other                                                         37,889         14,424        800
                                           -----------   -----------   ------------   --------
Balance on December 31, 1991                33,549,255    67,574,680     (9,611,919)  (532,978)
Net income                                                 4,900,013
Cash dividends ($.90 per share)                           (2,176,563)
Purchase of treasury stock                                               (4,615,000)  (130,000)
Other                                                         16,140         41,469      2,300
                                           -----------   -----------   ------------   --------
Balance on December 31, 1992                33,549,255    70,314,270    (14,185,450)  (660,678)
Net income                                                 1,037,941
Cash dividends ($.90 per share)                           (2,091,581)
Other                                                       (205,190)        53,675      2,500
                                           -----------   -----------   ------------   --------
Balance on December 31, 1993               $33,549,255   $69,055,440   $(14,131,775)  (658,178)
                                           ===========   ===========   ============   ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                             PITT-DES MOINES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the 1991 and 1992 consolidated financial statements and notes to consolidated financial statements have been reclassified to conform with the 1993 presentation.

Classifications of Current Assets and Liabilities -- The Company includes in current assets and current liabilities amounts realizable and payable under contracts which extend beyond one year. Other assets and liabilities are classified as current or non-current on the basis of expected realization or payment within or beyond one year, respectively.

Cash and Cash Equivalents -- Cash and cash equivalents are defined as cash and short-term investments with maturities of three months or less at the time of acquisition.

Inventories -- Inventories of raw materials and fabricated parts are principally valued at the lower of last-in, first-out (LIFO) cost or market, except for certain inventories which are valued at the lower of first-in, first-out (FIFO) cost or market.

  Contract material inventories included in accumulated contract costs are valued using the specific identification method.

Property, Plant and Equipment -- Land, buildings, machinery and equipment are carried at cost. Buildings, machinery and equipment, including capitalized leases, are depreciated by accelerated methods.

Revenue Recognition -- The Company follows the percentage of completion method of reporting income from contracts. This method takes into account the cost, estimated profit and earned revenue to date on contracts not yet completed. Revenue recognized is the portion of the total contract price that the man-hours expended to date bears to the estimated final total man-hours, based on current estimates of man-hours to complete. Revenue recognition is not related to progress billings to customers.

  Revenues recognized for CVI are measured by the percentage of costs incurred to date to estimated final costs for each contract. This method is used because management considers expended costs to be the best available measure of progress for these contracts.

  As long-term contracts extend over one or more years, revisions in estimates of costs and estimated profits during the course of work are reflected in the accounting period in which the facts which require the revision become known.
At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Revenue from change orders and claims is recognized when the settlement is probable and the amount can be reasonably estimated. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Costs and estimated profits in excess of billings are classified as a current asset. Amounts billed in excess of costs and estimated profits are classified as a current liability.

Income Taxes -- In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Net Income per Share of Common Stock -- Earnings per share is based on the weighted average number of shares outstanding during the year and include the dilutive effect of the assumed exercise of outstanding stock options, as computed under the treasury stock method.

ACQUISITIONS

Hartwig Mfg. Corp. -- On July 31, 1991, the Company acquired Hartwig Mfg. Corp.
(HMC), a steel bridge fabricator. The total cost of this acquisition, financed from the Company's internal cash resources, was $7.7 million. In addition, a total of $1.1 million will be paid in connection with non-compete agreements, expiring in July 1997, with two former shareholders of HMC.

Cascade Culvert Corp. -- On November 30, 1993, Oregon Culvert Co., Inc., a majority-owned subsidiary, acquired the assets and assumed certain liabilities of Cascade Culvert Corp., a corrugated metal culvert pipe manufacturer. The total cost of this acquisition was $1.3 million.

  These acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of their respective acquisitions. Operating results have been included since acquisition dates but pro forma information has not been presented because it is immaterial.

ACCOUNTS RECEIVABLE

  On December 31, 1993 and 1992, accounts receivable included approximately $15.2 million and $15.1 million, respectively, which have been billed under retainage provisions in contracts and will become due upon completion of the contracts. Accounts receivable on December 31, 1993 included approximately $1.1 million which is expected to be collected after December 31, 1994. The allowance for doubtful accounts was approximately $1.0 million on December 31, 1993 and 1992.

  The majority of accounts receivable are from customers in various locations and industries throughout the United States. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates.

INVENTORIES

  Inventories aggregating approximately $14.5 million and $11.2 million on December 31, 1993 and 1992, respectively, are valued at the lower of LIFO cost or market. If these amounts had been valued on the FIFO method, which approximates replacement cost, these amounts would have been approximately $13.0 million and $12.5 million higher than reported on December 31, 1993 and 1992, respectively.

  Inventories carried on a FIFO basis were $3.6 million on December 31, 1993 and 1992.

COSTS AND ESTIMATED PROFITS ON UNCOMPLETED CONTRACTS

  Costs and estimated profits on uncompleted contracts are summarized as follows for December 31:

                                                       1993           1992
                                                   -------------  ------------
Costs incurred on uncompleted contracts            $ 413,203,152  $ 457,030,316
Estimated profits                                     45,266,904     50,842,395
                                                   -------------  -------------
                                                     458,470,056    507,872,711
Billings to date                                    (440,171,171)  (491,184,967)
                                                   -------------  -------------
                                                   $  18,298,885  $  16,687,744
                                                   =============  =============

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions for December 31:

                                                         1993           1992
                                                     -------------  ------------
Costs and estimated profits in excess of billings    $ 28,618,657   $26,580,223
Billings in excess of costs and estimated profits     (10,319,772)   (9,892,479)
                                                     ------------   -----------
                                                     $ 18,298,885   $16,687,744
                                                     ============   ===========


INVESTMENTS AND OTHER ASSETS

  Investments and other assets include prepaid pension costs, notes receivable and foreign marketable equity securities. On December 31, 1993 and 1992, the Company held 11,000 shares of a foreign marketable equity security at a cost of $1,162 with a market value of $52,500 as of December 31, 1993. In 1992, the Company sold 133,100 shares and realized a gain of approximately $970,000.

PENSIONS

  The Company has a number of noncontributory defined benefit pension plans covering most employees. Plans covering salaried employees provide monthly benefits at retirement age based on the participant's monthly salary and years of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service although certain of such plans provide benefits based on the participant's hourly wage rate and years of service. The plans permit the Company, at any time, to amend or terminate the plans subject to union approval, if applicable.

  The Company's policy is to fund the legal minimum required contributions.

  Plan assets on December 31, 1993 consisted primarily of listed stocks, bonds, investments in pooled funds and group annuity contracts of insurance carriers.

  The Company also makes contributions to certain multi-employer defined benefit pension plans for field union employees. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of man-hours worked. Company contributions and cost recognized for these plans were approximately $521,000, $598,000 and $852,000 for the years ended December 31, 1993, 1992 and 1991, respectively. The estimated accumulated plan benefits and plan assets for these plans are not available.

  The Company sponsors defined contribution plans which cover nearly all salaried employees, certain hourly groups in accordance with their union labor contracts and nearly all non-union field employees. Based upon the plan, the Company contributions represent either a stated matching percentage of the participant's basic contribution or a stated rate per hour worked. Company contributions and cost recognized for these plans were $1.2 million, $1.8 million and $1.6 million for the years ended December 31, 1993, 1992 and 1991, respectively.

Net periodic pension expense (income) for the Company's defined benefit pension plans include the following components for the years ended December 31:

                                                     1993         1992          1991
                                                  -----------  -----------  ------------
Service cost-benefits earned during the period   $ 1,353,337  $ 1,214,820  $  1,100,146
Interest cost on projected benefit obligation      3,839,576    3,622,154     3,343,365
Actual return on plan assets                      (5,894,270)  (3,059,245)  (10,001,191)
Net amortization, deferral and other                 793,922   (2,503,619)    5,311,020
                                                 -----------  -----------  ------------
Net periodic pension expense (income)            $    92,565  $  (725,890) $   (246,660)
                                                 ===========  ===========  ============

As a result of restructuring activities and the flood in the Midwest, curtailment losses of $382,000 are reflected in the net amortization and deferral component of net periodic pension expense for the year ended December 31, 1993. The following assumptions were used in the determination of net periodic cost for the years ended December 31:

                                                1993   1992   1991
                                                -----  -----  -----
Discount rate                                    8.9%   8.9%   8.9%
Rates of increase in compensation levels         6.5%   6.5%   6.5%
Expected long-term rates of return on assets     9.0%   9.0%   9.0%

In recognition of the current interest and inflation rate environment as of December 31, 1993, the Company adjusted the discount rate used in the determination of its benefit obligation to 7.5 percent and the rate of salary increases to 6.0 percent. The following table sets forth the status of the Company's defined benefit pension plans:

                                                           DECEMBER 31, 1993                    DECEMBER 31, 1992
                                                           ------------------                   ------------------
                                                      PLANS WHOSE         PLANS WHOSE       PLANS WHOSE     PLANS WHOSE
                                                     ASSETS EXCEED        ACCUMULATED      ASSETS EXCEED    ACCUMULATED
                                                      ACCUMULATED           BENEFITS        ACCUMULATED       BENEFITS
                                                        BENEFITS         EXCEED ASSETS        BENEFITS     EXCEED ASSETS

Actuarial present value of benefit obligations:
 Vested benefit obligation                            $ 36,239,672        $  8,729,959    $ 31,470,687     $ 5,191,187
                                                      ============        ============    ============     ===========
 Accumulated benefit obligation                       $ 37,130,744        $  9,379,968    $ 32,308,162     $ 5,566,339
                                                      ============        ============    ============     ===========

Plan assets at fair value                             $ 51,697,963        $  6,943,830    $ 50,036,794     $ 5,196,386
Projected benefit obligation                           (44,543,929)        (10,375,100)    (38,007,491)     (6,179,402)
                                                      ------------        ------------    ------------     -----------
Plan assets in excess of (less than)
 projected benefit obligation                            7,154,034          (3,431,270)     12,029,303        (983,016)
Unrecognized net loss (gain)                             2,628,690           1,101,955      (2,468,177)     (1,084,042)
Unrecognized net (asset) obligation                     (4,967,955)            107,331      (5,750,497)        266,295
Unrecognized prior service cost                            434,241             956,689         639,695       1,029,434
Adjustment to recognize minimum
 liability                                                       -          (1,271,350)              -         (81,954)
                                                      ------------        ------------    ------------     -----------
Pension asset (liability) recognized in
Consolidated Statements of Financial Condition        $  5,249,010        $ (2,536,645)   $  4,450,324     $  (853,283)
                                                      ============        ============    ============     ===========


  Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). The Company has elected to recognize this change in accounting on a prospective recognition basis utilizing a twenty-year amortization as permitted by SFAS No. 106. The adoption of SFAS No. 106 did not have a material impact on the Company's financial position or results of operations.

  In 1994, the Company will adopt the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
112). The Company has completed a preliminary assessment of the impact of this accounting change and does not expect it to have a material impact on the Company's financial position or results of operations.

ACCRUED LIABILITIES

  On July 11, 1993, the Company's Des Moines Steel Construction plant, along with the headquarters office building for the Engineered Construction Division, both located in Des Moines, Iowa, were severely damaged by the devastating flood in the Midwest. The Company has completed the flood related cleanup of both facilities and is continuing to evaluate the future costs of the flood. All work which was in process at the Des Moines Steel Construction plant was completed or transferred to other locations while the Company evaluates alternatives for the facility. The headquarters personnel for the Engineered Construction Division continue to operate from temporary quarters at that Division's plant in Clive, Iowa.

  Actual flood related costs incurred through December 31, 1993 were $5.7 million with estimated future costs of approximately $4.3 million. The total cost of $10.0 million has been reimbursed under the Company's insurance policy as of December 31, 1993.

  On November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment is in the process of fabricating and erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. An investigation of the cause of the accident is being conducted by the Federal Occupational Safety and Health Administration. The Company and its insurance carriers are assessing the damages and related policy coverages. Insurance coverages contain various deductible amounts for which the Company recorded a charge of $2.0 million in the fourth quarter of 1993 relating to the accident. PDM may be responsible for future uninsured costs relating to this accident.

EMPLOYEE STOCK OWNERSHIP PLAN

  In 1990, the Company established a noncontributory Employee Stock Ownership Plan (ESOP) which provides salaried employees, who have at least one year of continuous service, an opportunity to own Company Common Stock and to accumulate additional retirement benefits. The Company's contributions, whether in cash or in stock, are determined annually by the Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction. Company contributions are 100 percent vested after five years of continuous service. The ESOP contribution is allocated to the participant's account based upon the actual salary paid to the participant during that year. The Company's contributions, recorded as compensation expense, were approximately $543,000, $557,000 and $520,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

LONG-TERM OBLIGATIONS

The Company has an unsecured revolving credit agreement with several banks from which it may borrow up to $30 million. This agreement matures on December 31, 1995, at which time all borrowings must be repaid in full. This agreement contains an annual option to renew for an additional one-year period, subject to lender approval. The agreement provides for various interest rate options at the Company's election. A commitment fee of one-fourth of one percent per annum is charged on any unused amount of this revolving credit commitment. This agreement contains restrictive financial covenants that require minimum levels of net worth and maintenance of specific financial ratios. On December 31, 1993, $14.9 million of stand-by letters of credit were outstanding under this agreement.

  In December 1993, the Company made a final payment on CVI's revolving credit and term loan.

  The Company made cash payments of interest totaling $385,000 for the year ended December 31, 1993 and $562,000 and $1.1 million for the years ended December 31, 1992 and 1991, respectively.

INCOME TAXES

  During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The adoption of this accounting change did not have a material impact on the Company's financial position or results of operations. Income tax expense consisted of the following for the years ended December 31:

                                 1993         1992         1991
                              -----------  -----------  -----------
Current:
 Federal                      $1,558,663   $2,947,596   $5,013,288
 State                           141,166      560,598    1,000,000
 Foreign                          94,837       23,309       55,059
                              ----------   ----------   ----------
 Total current                 1,794,666    3,531,503    6,068,347

Deferred:
 Federal                        (736,852)    (640,770)    (709,205)
 State                          (216,693)    (188,462)    (202,150)
                              ----------   ----------   ----------
 Total deferred                 (953,545)    (829,232)    (911,355)
                              ----------   ----------   ----------
 Total income tax expense     $  841,121   $2,702,271   $5,156,992
                              ==========   ==========   ==========


A reconciliation of reported income taxes (credits) to that based on the statutory federal income tax rate follows for the years ended December 31:

                                                  1993       1992         1991
                                                --------  -----------  ----------
Statutory federal income tax expense            $638,881  $2,584,777   $4,423,457
Increase (decrease) in taxes resulting from:
 Foreign taxes, net of tax credit                 81,212           -            -
 Investment tax credit                                 -    (142,000)           -
 State taxes less federal benefit                 93,170     369,994      660,000
 Other, net                                       27,858    (110,500)      73,535
                                                --------  ----------   ----------
 Income tax expense                             $841,121  $2,702,271   $5,156,992
                                                ========  ==========   ==========

Deferred taxes reflected the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows for December 31:

                                         1993        1992
                                      ----------  ----------
Deferred tax assets:
 Casualty and liability insurance     $4,503,964  $2,114,934
 Contract related amounts                553,450     598,328
 Inventory                               569,402     876,229
 Employee benefits                     1,486,094   1,228,659
 Accounts receivable allowance           390,320     404,597
 Accrued expenses related to flood       435,450           -
                                      ----------  ----------
 Total deferred tax assets            $7,938,680  $5,222,747
                                      ==========  ==========

Deferred tax liabilities:
 Accelerated depreciation             $3,432,995  $2,051,009
 Pensions                              2,070,754   1,841,384
 Other                                   196,912      45,881
                                      ----------  ----------
 Total deferred tax liabilities       $5,700,661  $3,938,274
                                      ==========  ==========

Income taxes paid for the years ended December 31, 1993, 1992 and 1991 were approximately $1.1 million, $5.6 million and $6.2 million, respectively.

STOCK PLAN

  The Stock Option Plan of 1990 (Plan) provides for grants of incentive stock options to officers and key employees. The Plan is administered by a committee consisting of at least three directors of the Company, none of whom are eligible to participate in the Plan. A total of 200,000 shares of the Company's Common Stock may be issued pursuant to the Plan. Grant prices are determined by the committee and are established at the fair market value of the Company's Common Stock at the date of grant. Options vest over a four-year period in equal annual amounts, or over such other period as the committee shall determine, and may be accelerated in the event of certain other circumstances such as death or disability of the optionee. These options generally expire within ten years after the date of grant.

  The following table summarizes option activity for the two years ended December 31, 1993:

                                                          OPTION PRICE RANGE
                                                 SHARES        PER SHARE
                                                 -------  ------------------
OUTSTANDING ON DECEMBER 31, 1991                  69,500     $       30.75
Granted                                           11,000     $37.00-$37.25
Exercised                                         (2,000)    $       30.75
Surrendered                                       (2,000)    $       30.75
                                                 -------     -------------
OUTSTANDING ON DECEMBER 31, 1992                  76,500     $30.75-$37.25
                                                 -------     -------------

Exercised                                         (2,500)    $       30.75
Surrendered                                       (8,500)    $       30.75
                                                 -------     -------------
OUTSTANDING ON DECEMBER 31, 1993                  65,500     $30.75-$37.25
                                                 =======     =============
Exercisable:
December 31, 1992                                 32,750     $       30.75
December 31, 1993                                 43,625     $30.75-$37.25
                                                 =======     =============
Available for future grant:
December 31, 1992                                121,500
December 31, 1993                                130,000
                                                 =======

CONTINGENCIES


  There are various claims and legal proceedings against the Company arising from the normal course of business. As previously reported, in May 1984, Washington Public Power Supply System (WPPSS) filed a complaint against the Company and its surety in the United States District Court for the Eastern District of Washington. Various claims in connection with retrofit work performed by the Company at Nuclear Unit #2, Hanford, Washington, were alleged. Four alternative damages theories were presented, ranging in amounts from $53 million to $86 million.

  In January 1986, the District Court granted partial summary judgment and dismissed some of WPPSS' claims. After a trial in June 1986, and a jury verdict favorable to the Company, the Court entered final judgment dismissing all the claims of WPPSS against the Company. WPPSS filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. In May 1989, the Court of Appeals affirmed the judgment of the District Court that the Company was not liable for breach of warranties in connection with its construction of the retrofit of the containment vessel at Nuclear Unit #2, Hanford, Washington. However, the Court of Appeals remanded the case to the District Court for a determination of whether WPPSS had released its claims against the Company for breach of contract with respect to the Company's retrofit contract.

  After several preliminary rulings in 1990 in favor of the Company, the District Court entered an order dismissing WPPSS' complaint with prejudice on May 1, 1991.

  In an order filed January 26, 1993, the United States Court of Appeals affirmed the judgment of the District Court in part, but reversed and again remanded the case to the District Court for determination of whether WPPSS had released its claims against the Company for breach of contract with respect to the retrofit contract, including its original claims for consequential damages.

  The District Court has scheduled a jury trial to commence in June of 1994. In an order filed October 21, 1993, the District Court ruled that the June 1994 trial will be bifurcated; the trial will determine whether WPPSS reserved its breach of contract claims, without any determination of the amount of WPPSS' damages, or the extent of the Company's liability, if any.

  Although counsel is unable to predict with certainty the ultimate outcome, management and counsel believe the Company has significant and meritorious defenses to any claims, and intend to pursue them vigorously.

  The Company's operations, including idle facilities and other property, are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. The Company accrues for environmental costs where such obligations are either known or considered probable and can be reasonably estimated.

  The Company is participating as a potentially responsible party (PRP) at several different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

  Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company; accordingly, no provision for such liability has been recorded in the accompanying financial statements.

COMMITMENTS

  The Company entered into agreements with certain members of the Jackson family, principal stockholders, to purchase shares of the Company's Common Stock upon the stockholder's death. The price for such purchases will be the closing price of the Common Stock on the American Stock Exchange on the date of such stockholder's death. The outstanding commitment for 124,800 shares was $3.3 million based on the closing stock price of the Company's Common Stock on December 31, 1993. Pursuant to a similar agreement, the Company purchased 130,000 shares in 1992 of its Common Stock for $4.6 million. These shares were included in the Company's treasury stock as of December 31, 1992.

BUSINESS SEGMENT INFORMATION

                                                        YEARS ENDED DECEMBER 31,
                                                        1993            1992           1991
                                                     ------------   ------------   ------------
EARNED REVENUE
 Engineered Construction Division                    $128,444,623   $187,926,709   $199,603,594
 Steel Construction Division                           95,755,727     81,610,826     93,725,148
 Steel Service Centers                                 99,506,546     85,505,278     77,067,577
 CVI Incorporated                                      30,640,432     27,851,751     22,076,738
                                                     ------------   ------------   ------------
                                                     $354,347,328   $382,894,564   $392,473,057
                                                     ============   ============   ============
INCOME (LOSS) FROM OPERATIONS
 Engineered Construction Division                    $ (1,716,243)  $  5,964,269   $ 12,794,837
 Steel Construction Division                              430,963        394,589      1,457,359
 Steel Service Centers                                  5,068,260      5,032,076      3,796,124
 CVI Incorporated                                         671,285      1,593,069        326,307
 Corporate and other                                   (6,472,186)    (6,710,268)    (6,714,026)
                                                     ------------   ------------   ------------
                                                     $ (2,017,921)  $  6,273,735   $ 11,660,601
                                                     ============   ============   ============

IDENTIFIABLE ASSETS
 Engineered Construction Division                    $ 49,564,994   $ 49,092,935   $ 62,075,886
 Steel Construction Division                           48,941,685     44,828,049     46,629,224
 Steel Service Centers                                 33,221,009     25,648,817     20,431,156
 CVI Incorporated                                      12,170,808     15,780,805     18,533,505
 Corporate and other                                   33,904,461     30,723,794     28,330,965
                                                     ------------   ------------   ------------
                                                     $177,802,957   $166,074,400   $176,000,736
                                                     ============   ============   ============

CAPITAL EXPENDITURES
 Engineered Construction Division                    $    881,772   $  1,576,912   $  1,981,188
 Steel Construction Division                            1,493,362      1,783,155      1,093,962
 Steel Service Centers                                  1,561,748      1,120,754      1,289,249
 CVI Incorporated                                         158,920        181,246         86,213
 Corporate and other                                        4,684         10,300         52,691
                                                     ------------   ------------   ------------
                                                     $  4,100,486   $  4,672,367   $  4,503,303
                                                     ============   ============   ============

DEPRECIATION
 Engineered Construction Division                    $  1,543,513   $  1,722,082   $  1,793,379
 Steel Construction Division                            1,674,637      1,628,400      1,343,641
 Steel Service Centers                                    883,991        911,584        931,313
 CVI Incorporated                                         631,520        619,159        628,505
 Corporate and other                                       43,244         52,058        109,601
                                                     ------------   ------------   ------------
                                                     $  4,776,905   $  4,933,283   $  4,806,439
                                                     ============   ============   ============

In 1993, Steel Construction Division's earned revenue included $39.5 million related to the United States Post Office project. For the two years ended December 31, 1992, neither any single customer nor customers outside the United States accounted for 10 percent or more of total earned revenue.

TWO YEAR QUARTERLY RESULTS OF OPERATION

The following is a summary of the quarterly results of operations:

                                                                    QUARTERS ENDED
                                                    --------------------------------------------------
(Dollars in thousands, except per share amounts)    MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                    ---------   --------   -------------  ------------
1993
Earned revenue                                      $81,909     $ 90,374    $92,320       $89,744
Gross profit from operations                          8,082        7,379     10,716         9,546
Income (loss) before income taxes                    (1,419)      (1,857)     4,773           382
Net income (loss)                                      (879)      (1,087)     2,846           158
Net income (loss) per common share                     (.38)        (.47)      1.22           .07

1992
Earned revenue                                      $95,718     $102,418    $99,617       $85,142
Gross profit from operations                          9,941       12,627     11,769        10,328
Income before income taxes                            1,689        2,830      2,148           935
Net income                                            1,041        1,723      1,303           833
Net income per common share                             .42          .70        .53           .36

A separate computation of earnings per share is made for each quarter presented. The dilutive effect on earnings per share resulting from the assumed exercise of stock options is included in each quarter in which dilution occurs. The earnings per share computation for the year is a separate annual calculation. Accordingly, the sum of the quarterly earnings per share amounts will not necessarily equal the earnings per share for the year.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated April 8, 1994 (Proxy Statement) which information is incorporated by reference herein.

  The principal executive officers of the Company and their recent business experience are as follows:

W. R. JACKSON, AGE 85

  Director since 1940;
  Chairman Emeritus since 1988; formerly Chairman of the Board since 1971. Mr. Jackson has been with the Company since 1936.

P. O. ELBERT, AGE 63 (2)

  Director since 1988;
  Chairman of the Board of the Company since 1990; formerly President of the Company since 1988 and President, PDM Structural Group since 1987. Mr. Elbert joined the Company in 1987. Prior to 1987, Mr. Elbert was Vice Chairman of Chicago Steel Corporation since 1986; formerly a partner of Elbert and McKee Company since 1984; formerly President and Chief Executive Officer of Flint Steel Corporation since 1979; and formerly Group Vice President of Inryco, Inc., a subsidiary of Inland Steel Company since 1969.

W. W. MCKEE, AGE 55 (3)

  Director since 1988;
  President and Chief Executive Officer of the Company since 1990; formerly President, PDM Plate Group since May 1987 and formerly Executive Vice President, PDM Structural Group since April 1987. Mr. McKee joined the Company in 1987. Prior to 1987, Mr. McKee was Secretary of Chicago Steel Corporation since 1986; formerly a partner of Elbert and McKee Company since 1984; formerly a consultant with McKee and Associates since 1983; formerly President of Hogan Manufacturing since 1980; and formerly President of Herrick Corporation since 1973.

R. A. BYERS, AGE 46 (3)

  Treasurer since 1988 and Vice President, Finance and Administration since 1987; formerly Vice President, Finance since 1984; formerly Controller since 1982; formerly Assistant Controller since 1981; formerly Manager of Financial Reporting since 1979; and formerly with Ernst & Young for ten years.

T. R. LLOYD, AGE 45 (3)

  Secretary and General Counsel since 1990; formerly Senior Attorney of Buchanan Ingersoll Professional Corporation, since 1989; formerly Vice President, Secretary and General Counsel for Arch Mineral Corporation since 1984; and formerly Director and Secretary of U.S. Steel Mining Co., Inc. since 1979.

__________________________
(1) Except where otherwise indicated, all references are to positions held with Pitt-Des Moines, Inc. Each executive officer of the Company is elected annually by the Board of Directors until his successor is elected and qualified, and each has served continually as an officer since first elected.

(2) The Company has a severance agreement with Mr. Elbert.

(3) The Company has agreements with each of Messrs. McKee, Byers and Lloyd covering, among other things, their positions as executive officers of the Company after a change of control.


ITEM 11.  EXECUTIVE COMPENSATION

  Reference is made to the information set forth under the captions "Board of Directors and Committees of the Board," "Executive Compensation and Other Information," "Compensation Committee Interlocks and Insider Participation" appearing in the Company's Proxy Statement, which information is incorporated herein by reference; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Proxy Statement shall not be deemed to be soliciting material or to be "filed" with the Commission or subject to Regulation 14A or 14C (other than as provided in Item 402 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reference is made to the information contained under the captions "Stockholdings of Management" and "Principal Holders of Common Stock" in the Company's Proxy Statement which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the information contained under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this Report:

    1. The following consolidated financial statements of Pitt-Des Moines, Inc. and subsidiaries are included in Item 8:

                                                             PAGE NUMBER
                                                            IN THIS REPORT
                                                            --------------
       Report of Independent Auditors                              13

       Consolidated Statements of Income -- Years Ended
       December 31, 1993, 1992 and 1991                            14

       Consolidated Balance Sheets as of
       December 31, 1993 and 1992                               15-16

       Consolidated Statements of Cash Flows -- Years Ended
       December 31, 1993, 1992 and 1991                            17

       Consolidated Statements of Stockholders' Equity --
       Years Ended December 31, 1993, 1992 and 1991                18

       Notes to Consolidated Financial Statements               18-29

    2. The following consolidated financial statement schedules of Pitt-Des
       Moines, Inc. and subsidiaries are included in Item 14(d):

           I. Marketable Securities -- Other Investments at        37
                December 31, 1993

         VII. Guarantees of Securities of Other Issuers at         38
                December 31, 1993

        VIII. Valuation and Qualifying Accounts for years ended
                December 31, 1993, 1992 and 1991                   39

           X. Supplementary Income Statement for years ended
                December 31, 1993, 1992 and 1991                   40

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  3.  Exhibits:

  3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

  3.2 Bylaws, as amended to date (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

  4.1 Amended and Restated Credit Agreement dated as of June 30, 1992 by and among Pitt-Des Moines, Inc. and Pittsburgh National Bank, Wells Fargo Bank, N.A. and American National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  4.2   First Amendment dated November 23, 1992 to Credit Agreement filed as
        Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  4.3   Second Amendment dated June 10, 1993 to Credit Agreement filed as
        Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)

  4.4   Third Amendment dated December 16, 1993 to Credit Agreement filed as
        Exhibit 4.1 (filed herewith)

  10.1* Agreement executed by and between the Company and W. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

  10.2* Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

  10.3* Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

  10.4* Severance Pay Agreement executed by and between the Company and P. O.
        Elbert (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

  10.5* Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  10.6* Pitt-Des Moines, Inc. Savings and Investment Plan and Trust as Amended and Restated September 1, 1990 (filed as Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  10.7* Retirement Plan for PDM Outside Directors (filed as Exhibit 10.7 to the
        Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  10.8* Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's
        Registration Statement No. 33-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

  10.9* Employee Stock Ownership Plan (filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

  10.10* Retirement Plan for Salaried Employees of Pitt-Des Moines, Inc. as amended effective January 1, 1984 (filed as Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  10.11 Stock Purchase Agreements dated April 19, 1990 between the Company and each of W. R. Jackson, and S. M. Jackson (filed as Exhibits 10.01 and 10.03, respectively, to current report on Form 8-K filed on April 30, 1990 and incorporated herein by reference)

  10.12* Investment Letter and Registration Rights Agreement dated September 21,
         1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

  10.13* Investment Letter and Registration Rights Agreement dated September 21,
         1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert
         (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

  11     Computation of Per Share Earnings (filed herewith)

  21     Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

  23 Consent of Independent Auditors, Ernst & Young (filed herewith)


(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended December 31, 1993.



- -----------------------------
* Denotes management contract or compensatory plan or arrangement.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PITT-DES MOINES, INC.


March 30, 1994                                   By:  /s/  W. W. McKee
                                                      ------------------
                                                           W. W. McKee
                                                           President
                                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURES                               TITLE                Date
                                                               ----

PRINCIPAL EXECUTIVE OFFICER:


/s/  W. W. McKee                    President, Chief           March 30, 1994
- -------------------                 Executive Officer and
     W. W. McKee                    Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/  R. A. Byers                   Chief Financial Officer     March 30, 1994
- -------------------                and Chief Accounting
     R. A. Byers                   Officer



OTHER DIRECTORS:


/s/  J. C. Bates                   Director                    March 30, 1994
- -------------------
     J. C. Bates


/s/  R. W. Dean                    Director                    March 30, 1994
- -------------------
     R. W. Dean


/s/  P. O. Elbert                  Director                    March 30, 1994
- -------------------
     P. O. Elbert

 SIGNATURES                        TITLE                Date
                                                        ----

/s/   W. R. Jackson                Director             March 30, 1994
- -------------------------
      W. R. Jackson


/s/   W. R. Jackson, Jr.           Director             March 30, 1994
- -------------------------
      W. R. Jackson, Jr.


/s/   W. E. Lewellen               Director             March 30, 1994
- -------------------------
      W. E. Lewellen


/s/   J. H. Long                   Director             March 30, 1994
- -------------------------
      J. H. Long


/s/   A. J. Paddock                Director             March 30, 1994
- -------------------------
      A. J. Paddock


/s/   P. J. Townsend               Director             March 30, 1994
- -------------------------
      P. J. Townsend

              SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                             PITT-DES MOINES, INC.
                               DECEMBER 31, 1993


                                                               NUMBER OF                                   AMOUNT AT WHICH
                                                               SHARES OR                                    EACH PORTFOLIO
                                                                 UNITS                                    OF EQUITY SECURITY
                                                               PRINCIPAL                 MARKET VALUE       ISSUE AND EACH
                                                               AMOUNT OF                 OF EACH ISSUE      OTHER SECURITY
                                                               BONDS AND      COST OF     AT BALANCE       ISSUE CARRIED IN
NAME OF ISSUER AND TITLE OF EACH ISSUE                           NOTES      EACH ISSUE    SHEET DATE      THE BALANCE SHEET
- --------------------------------------                        ----------   -----------   -------------    -----------------


 I.    INCLUDED IN CASH AND CASH EQUIVALENTS:

       a)   Commercial Paper

            1)  Ford Credit                                   $ 5,025,000  $ 5,025,000    $ 5,025,000      $ 5,025,000
            2)  Other                                           2,600,000    2,600,000      2,600,000        2,600,000

       b)   Other                                               2,503,115    2,503,115      2,503,115        2,503,115
                                                              -----------  -----------    -----------      -----------

                                                              $10,128,115  $10,128,115    $10,128,115      $10,128,115
                                                              ===========  ===========    ===========      ===========



II.    INCLUDED IN INVESTMENT AND OTHER ASSETS:

       a)   Toyo Kanetsu Common Stock                              11,000  $     1,162    $    51,334      $     1,162

                       SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                         PITT-DES MOINES, INC.
                                           DECEMBER 31, 1993


                                                                                                                     NATURE OF
                                                                                                                    ANY DEFAULT
                                                                                                                    BY ISSUER OF
                                                                                                                     SECURITIES
                                                                                                                    GUARANTEED IN
                                                                                                                     PRINCIPAL,
                                                                                                                     INTEREST,
 NAME OF ISSUER OF                                              AMOUNT OWNED     AMOUNT IN                         SINKING FUND
    SECURITIES                TITLE OF ISSUE                   BY PERSONS OR     TREASURY OF                       OR REDEMPTION
GUARANTEED BY PERSON         OF EACH CLASS OF      TOTAL      PERSONS FOR WHICH   ISSUE OF        NATURE            PROVISIONS,
FOR WHICH STATEMENT             SECURITIES        AMOUNT        STATEMENT IS     SECURITIES          OF             OR PAYMENT
   IS FILED (1)                 GUARANTTED      GUARANTEED          FILED        GUARANTEED      GUARANTEE          OF DIVIDENDS
- ------------------------------------------------------------------------------------------------------------------------------------


PDM Saudi Arabia Ltd.        Letter of Credit   $1,865,122    None               None           Full Value          None
                               Facility                                                         of Credits


- --------------
(1)  PDM Saudi Arabia Ltd. is a 50 percent owned affiliate of Pitt-Des Moines,
Inc.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             PITT-DES MOINES, INC.



                                                     ADDITIONS   DEDUCTIONS(1)
                                                     ----------  -------------
                                        BALANCE AT   CHARGED TO
                                       BEGINNING OF  COSTS AND     CREDITED     BALANCE AT END
DESCRIPTION                               PERIOD      EXPENSES     TO ASSET       OF PERIOD
- -----------------------------------    ------------  ----------    --------     --------------

Deducted from accounts receivable
as allowance for doubtful accounts:

 Year ended December 31, 1993          $1,011,000    $911,000    $947,000        $975,000

 Year ended December 31, 1992          $1,013,000    $157,000    $159,000      $1,011,000

 Year ended December 31, 1991            $982,000    $237,000    $206,000      $1,013,000

- ---------------------
(1)  Write-off of accounts deemed to be uncollectible

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             PITT-DES MOINES, INC.



                              CHARGED TO COSTS AND EXPENSES
ITEM                             YEAR ENDED DECEMBER 31,
- ----                       -----------------------------------
                              1993        1992         1991
                           ----------  -----------  ----------

Maintenance and repairs    $5,208,000   $6,200,000  $6,918,000


__________________

Amounts for depreciation and amortization of intangible assets, preoperating costs and similar deferrals, royalties, taxes (other than payroll and income taxes) and advertising costs are not presented as such amounts are less than 1 percent of total earned revenue for each of the years ended December 31, 1993, 1992 and 1991.

                                    EXHIBIT INDEX

 3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

 3.2 Bylaws, as amended to date (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

 4.1 Amended and Restated Credit Agreement dated as of June 30, 1992 by and among Pitt-Des Moines, Inc. and Pittsburgh National Bank, Wells Fargo Bank, N.A. and American National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

 4.2   First Amendment dated November 23, 1992 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

 4.3   Second Amendment dated June 10, 1993 to Credit Agreement filed as Exhibit
       4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)

 4.4   Third Amendment dated December 16, 1993 to Credit Agreement filed as
       Exhibit 4.1 (filed herewith)

 10.1 Agreement executed by and between the Company and W. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

 10.2 Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

 10.3 Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

 10.4 Severance Pay Agreement executed by and between the Company and P. O. Elbert (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

 10.5 Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

 10.6 Pitt-Des Moines, Inc. Savings and Investment Plan and Trust as Amended and Restated September 1, 1990 (filed as Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

 10.7 Retirement Plan for PDM Outside Directors (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

 10.8 Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's Registration Statement No. 33-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

 10.9 Employee Stock Ownership Plan (filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

 10.10 Retirement Plan for Salaried Employees of Pitt-Des Moines, Inc. as amended effective January 1, 1984 (filed as Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

 10.11 Stock Purchase Agreements dated April 19, 1990 between the Company and each of W. R. Jackson, and S. M. Jackson (filed as Exhibits 10.01 and 10.03, respectively, to current report on Form 8-K filed on April 30, 1990 and incorporated herein by reference)

 10.12 Investment Letter and Registration Rights Agreement dated September 21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

 10.13 Investment Letter and Registration Rights Agreement dated September 21, 1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert (filed as
       Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

 11    Computation of Per Share Earnings (filed herewith)

 21    Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

 23 Consent of Independent Auditors, Ernst & Young (filed herewith)