Form 10-Q
period 1994-03-31
PITT DES MOINES INC
filed 1994-05-13
CIK 78853

=======================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission file number I-5259

                              ____________________


                             PITT-DES MOINES, INC.
             (Exact name of registrant as specified in its charter)

     Commonwealth of Pennsylvania                     25-0729430
    (State of other jurisdiction of                 (I.R.S. Employer
    incorporation of organization)                 Identification No.)

   3400 Grand Avenue, Pittsburgh, PA                     15225
(Address of Principal Executive Offices)               (Zip Code)

                                 (412) 331-3000
              (Registrant's Telephone Number, including Area Code)

                              ____________________


    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     -----

    On March 31, 1994, 2,323,978 shares of Common Stock were outstanding.

======================================================================

                               TABLE OF CONTENTS

                                                                    Page

Part I - Financial Information

       Item 1.     Financial statements                               3

       Item 2.     Management's discussion and analysis of
                   financial condition and results of operations      9


Part II - Other Information

       Item 1.     Legal proceedings                                 11

       Item 6.     Exhibits and reports on Form 8-K                  11


Signatures                                                           12


Exhibit Index                                                        13

                        Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.

                       Consolidated Statements of Income
                                  (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                   --------------------------
(in thousands, except per share amounts)               1994            1993
                                                     --------        --------
Earned revenue                                       $ 98,483        $ 81,909
Cost of earned revenue                                (88,803)        (73,827)
                                                     --------        --------
  Gross profit from operations                          9,680           8,082

Selling, general and administrative expenses           (9,135)         (9,681)
                                                     --------        --------
  Income (loss) from operations                           545          (1,599)

Other income/(expense):
  Interest income                                         136             167
  Interest expense                                        (81)            (14)
  Loss on sale of assets                                   (4)             (7)
  Miscellaneous, net                                        8              34
                                                     --------        --------
                                                           59             180
                                                     --------        --------

  Income (loss) before income taxes                       604          (1,419)

Income taxes (credits)                                    234            (540)
                                                     --------        --------
  Net income (loss)                                  $    370        $   (879)
                                                     ========        ========

 Per Share

  Net income (loss)                                  $   .16         $  (.38)
  Dividend paid                                      $   .225        $   .225
  Average common shares outstanding (in 000's)          2,324           2,323

CONSOLIDATED RETAINED EARNINGS

Balance at the beginning of year                     $ 69,056        $ 70,314
  Net income (loss)                                       370            (879)
  Dividends paid                                         (523)           (523)
  Other                                                     0              24
                                                      -------         -------
Balance at end of period                             $ 68,903        $ 68,936
                                                     ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

                 Consolidated Statements of Financial Condition


                                                March 31,  December 31,
                                                  1994         1993
                                                ---------  ------------
(in thousands)

Assets

Current Assets

  Cash and cash equivalents                      $  1,766      $ 15,946
  Accounts receivable including retentions
  (less allowances:  1994-$1,056; 1993-$976)       66,921        60,782
  Inventories                                      19,924        18,119
  Costs and estimated profits in excess
    of billings                                    23,673        28,619
  Deferred income taxes                             7,939         7,939
  Prepaid expenses                                  2,637         1,595
                                                 --------      --------
     Total Current Assets                         122,860       133,000

Investments and Other Assets                        6,744         6,620

Property, Plant and Equipment
  Land                                              7,351          7,351
  Buildings                                        30,479         30,456
  Machinery and equipment                          60,621         59,937
                                                 --------       --------
                                                   98,451         97,744
Allowances for depreciation                       (60,815)       (59,561)
                                                 --------       --------
  Net Property, Plant and Equipment                37,636         38,183
                                                 --------       --------
                                                 $167,240       $177,803
                                                 ========       ========




See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

                 Consolidated Statements of Financial Condition

                                                      March 31,   December 31,
                                                         1994         1993
(in thousands)                                        ---------   ------------

Liabilities

Current Liabilities

  Accounts payable                                     $ 27,590       $ 41,326
  Accrued compensation, related taxes and benefits        9,894          9,082
  Other accrued expenses                                  4,082          3,963
  Accrued expenses related to flood                       3,718          4,272
  Billings in excess of costs and estimated
    profits                                              11,740         10,320
  Income taxes                                            1,500          1,149
  Casualty and liability insurance                       13,848         12,609
                                                       --------       --------
     Total Current Liabilities                           72,372         82,721

Deferred Income Taxes                                     5,701          5,701

Minority Interest                                           847            908

Contingencies and Commitments

Stockholders' Equity

  Preferred stock - par value $.01 per share;
    authorized 3,000,000 shares; issued - none
  Common stock - no par value; authorized
    15,000,000 shares; issued 2,982,156 shares           33,549         33,549
  Retained earnings                                      68,903         69,056
                                                       --------       --------
                                                        102,452        102,605
  Treasury stock at cost
    (1994 - 658,178 shares; 1993 - 658,178 shares)      (14,132)       (14,132)
                                                       --------       --------
     Total Stockholders' Equity                          88,320         88,473
                                                       --------       --------
                                                       $167,240       $177,803
                                                       ========       ========




See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                      For the three months ended
                                                              March 31,
                                                     ----------------------------
                                                         1994           1993
                                                     ------------  --------------

Cash Flow From Operating Activities
  Net income (loss)                                     $    370        $   (879)
  Adjustments to reconcile net income to net cash
    utilized by operating activities:
  Depreciation                                             1,262           1,205
  Loss on sale of assets                                       4               7
  Minority interest, net of dividends paid                   (61)            (71)
  Other non-cash credits, net                               (120)           (448)
     Change in certain assets and liabilities
      (using) or providing cash:
     Accounts receivable                                  (6,139)         (2,448)
     Inventories                                          (1,805)           (319)
     Prepaid expenses                                     (1,042)         (1,385)
     Costs, estimated profits and billings, net            6,366           1,001
     Accounts payable                                    (13,736)        (10,275)
     Accrued liabilities                                   1,616           2,003
     Income taxes                                            351            (250)
                                                        --------        --------
  Net cash utilized by operating activities              (12,934)        (11,859)


Cash Flows from Investing Activities
  Capital expenditures                                      (737)           (769)
  Proceeds from sales of assets                               18              22
  Change in investments and other assets                      (4)             21
                                                        --------        --------
  Net cash utilized by investing activities                 (723)           (726)


Cash Flows from Financing Activities
  Proceeds from debt obligations                           6,000               0
  Payments of debt obligations                            (6,000)           (219)
  Dividends paid                                            (523)           (523)
  Other                                                        0              77
                                                        --------        --------
  Net cash utilized by financing activities                 (523)           (665)
                                                        --------        --------
  Decrease in cash and cash equivalents                  (14,180)        (13,250)
  Cash and cash equivalents at beginning of year          15,946          19,944
                                                        --------        --------
Cash and cash equivalents at end of period              $  1,766        $  6,694
                                                        ========        ========




See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The December 31, 1993 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note B.  Costs and Estimated Profits on Uncompleted Contracts

    Costs and estimated profits on uncompleted contracts are summarized as follows:


                                           March 31,   December 31,
(in thousands)                                1994         1993
                                           ----------  -------------
Costs incurred on uncompleted contracts    $ 455,160      $ 413,203
Estimated profits                             50,218         45,267
                                           ---------      ---------
                                             505,378        458,470
Less:  Billings to date                     (493,445)      (440,171)
                                           ---------      ---------
                                           $  11,933      $  18,299
                                           =========      =========

    Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                     March 31,   December 31,
(in thousands)                                          1994         1993
                                                     ----------  -------------
Costs and estimated profits in excess of billings     $ 23,673       $ 28,619
Billings in excess of costs and estimated profits      (11,740)       (10,320)
                                                      --------       --------
                                                      $ 11,933       $ 18,299
                                                      ========       ========

Note C.  Contingencies

    There are various claims and legal proceedings against the Company arising from the normal course of business. As previously reported, in May 1984, Washington Public Power Supply System ("WPPSS") filed a complaint against the Company and its surety in the United States District Court for the Eastern District of Washington. Various claims in connection with retrofit work performed by the company at Nuclear Unit #2, Hanford, Washington, were alleged. Four alternative damages theories were presented, ranging in amounts from $53 million to $86 million.

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

Note D.  Commitments

    The Company entered into agreements with members of the Jackson family, principal stockholders, to purchase shares of the Company's Common Stock upon the stockholder's death. The price for such purchases will be the closing price of the Common Stock on the American Stock Exchange on the date of such stockholder's death. A portion of this outstanding commitment for 44,800 shares is now fixed at $1.4 million as of January 10, 1994. The remaining outstanding commitment for 80,000 shares was $2.5 million based on the closing sale price of the Company's Common Stock on March 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended March 31, 1994 compared with three months ended March 31, 1993.

The Company reported net income of $370,000 or $.16 per share on earned revenue of $98.5 million for the quarter ended March 31, 1994. These results compare with a net loss of $879,000 or $.38 per share on earned revenue of $81.9 million for the quarter ended March 31, 1993.

During the first quarter of 1994 increases in earned revenue and significant improvements in operating profitability were realized by the Company's Engineered Construction Division and Steel Service Centers business segments compared with the same period in 1993.

The Steel Construction Division reported slight improvements in earned revenue and profitability while CVI, as expected, experienced decreases in both earned revenue and profitability for the three months ended March 31, 1994 when compared with the three months ended March 31, 1993.

New awards of $94.8 million were reported for the period ended March 31, 1994 as compared to $138.3 million which included a $68 million award for the McCormick Place Exhibition Center for the quarter ended March 31, 1993. The Company's backlog was $186.1 million on March 31, 1994 compared to $189.8 million for the year ended December 31, 1993.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1994, the Company's primary source of liquidity was cash and cash equivalents and borrowings under the revolving credit commitment, which sources financed working capital requirements, capital expenditures and dividends. On March 31, 1994, cash and cash equivalents were $1.8 million compared with $15.9 million on December 31, 1993.

For the three months ended March 31, 1994, cash and cash equivalents decreased $14.2 million primarily due to a decrease in accounts payable of $13.7 million. Working capital remained relatively unchanged at $50.5 million at March 31, 1994 when compared with $50.3 million at December 31, 1993. Capital expenditures were $737,000 compared with $769,000 for the three months ended March 31, 1994 and 1993, respectively. In 1994, capital expenditures were primarily for computer equipment and construction equipment while expenditures in 1993 were primarily for plant and construction equipment. Total capital expenditures for the year ending December 31, 1994, which are expected to be internally financed, should approximate $5.0 million. In addition, the Company intends to continue to pursue acquisition opportunities closely aligned with the existing core businesses.

The Company paid total cash dividends of $523,000 or $.225 per common share in the first quarter of 1994. Payment of future dividends will be evaluated based upon business conditions.

Under cash flows from financing activities, the Company borrowed $6.0 million from the revolving credit commitment, to cover short-term requirements during the quarter ended March 31, 1994. The Company reduced these obligations, by the same amount, utilizing cash and cash equivalents during the period ended March 31, 1994.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and a $30 million unsecured revolving credit facility which matures on December 31, 1995. This facility contains an annual option to renew for an additional one-year period, subject to lender approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As described in the Notes to Consolidated Financial Statements under the caption Commitments, the Company has an outstanding commitment to purchase certain shares of its Common Stock from members of the Jackson family, principal stockholders, upon the stockholder's death. As of January 10, 1994, a portion of this outstanding commitment for 44,800 shares is now fixed at $1.4 million. The remaining outstanding commitment for 80,000 shares was $2.5 million based on the closing sale price of the Company's Common Stock on March 31, 1994.

As described under the caption Contingencies, the WPPSS jury trial is scheduled to commence in June of 1994.

                          Part II - Other Information



Item 1.  Legal Proceedings

         Refer to Part I Item 1, "Note C - Contingencies" of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         Exhibit 11.1 - Computation of earnings per share for the three months ended March 31, 1994 and 1993.

 (b)     Reports on Form 8-K.

         There have been no reports on Form 8-K filed by the Company during the quarter ended March 31, 1994.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Pitt-Des Moines, Inc.
                                                -----------------------
                                                    (Registrant)



                                                Principal Executive Officer:



Date:  May 13, 1994                               By:  /s/  W. W. McKee
                                                       ----------------
                                                          W. W. McKee
                                                        (President and
                                                   Chief Executive Officer)



                                                Principal Financial Officer:



Date:  May 13, 1994                               By:    /s/ R. A. Byers
                                                         ---------------
                                                           R. A. Byers
                                                        (Vice President
                                                     Finance and Treasurer)

                                    EXHIBIT INDEX


Exhibit
Number                                                             Page
- - -------                                                            ----
11.1      Computation of earnings per share for the three
          months ended March 31, 1994 and 1993                       14