Form 10-Q
period 1994-06-30
PITT DES MOINES INC
filed 1994-08-12
CIK 78853

===========================================================================

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

                              ____________________


    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____
    -----

    On June 30, 1994, 2,323,978 shares of Common Stock were outstanding.

===============================================================================

                               TABLE OF CONTENTS

                                                                      Page

Part I - Financial Information

       Item 1.     Financial statements                                 3

       Item 2.     Management's discussion and analysis of
                   financial condition and results of operations       10


Part II - Other Information

       Item 1.    Legal proceedings                                    12

       Item 4.    Submission of Matters to a Vote of Security Holders  12

       Item 6.    Exhibits and reports on Form 8-K                     12

Signatures                                                             13


Exhibit Index                                                          14

                        Part I.  Financial Information

Item 1.  Financial Statements

                            PITT-DES MOINES, INC.

                      Consolidated Statements of Income
                                 (Unaudited)

                                                      For the three months ended
                                                               June 30,
                                                      --------------------------
(in thousands, except per share amounts)                   1994             1993
                                                       --------         --------
Earned revenue                                         $105,818         $ 90,374
Cost of earned revenue                                  (93,814)         (82,995)
                                                       --------         --------
    Gross profit from operations                         12,004            7,379

Selling, general and administrative expenses             (9,309)          (9,847)
                                                       --------         --------
    Income (loss) from operations                         2,695           (2,468)

Other income/(expense):
    Interest income                                         133              112
    Interest expense                                          0              (14)
    Gain on sale of assets                                  839              603
    Miscellaneous, net                                       28              (90)
                                                       --------         --------
                                                          1,000              611
                                                       --------         --------

    Income (loss) before income taxes                     3,695           (1,857)

Income taxes (credits)                                    1,465             (770)
                                                       --------         --------
    Net income (loss)                                  $  2,230         $ (1,087)
                                                       ========         ========


Per Share

    Net income (loss)                                  $   .96          $  (.47)
    Dividend paid                                      $   .225         $   .225
    Average common shares outstanding (in 000's)          2,324            2,324




See Notes to Consolidated Financial Statements.

                            PITT-DES MOINES, INC.

          Consolidated Statements of Income and Retained Earnings
                                (Unaudited)

                                                   For the six months ended
                                                           June 30,
                                                   ------------------------

(in thousands, except per share amounts)                1994          1993
                                                   ---------     ---------
Earned revenue                                     $ 204,301     $ 172,283
Cost of earned revenue                              (182,617)     (156,822)
                                                   ---------     ---------
    Gross profit from operations                      21,684        15,461

Selling, general and administrative expenses         (18,444)      (19,528)
                                                   ---------     ---------
    Income (loss) from operations                      3,240        (4,067)

Other income/(expense):
    Interest income                                      269           279
    Interest expense                                     (81)          (28)
    Gain on sale of assets                               835           596
    Miscellaneous, net                                    36           (56)
                                                   ---------     ---------
                                                       1,059           791
                                                   ---------     ---------

    Income (loss) before income taxes                  4,299        (3,276)

Income taxes (credits)                                 1,699        (1,310)
                                                   ---------     ---------
    Net income (loss)                              $   2,600     $  (1,966)
                                                   =========     =========


Per Share

    Net income (loss)                              $    1.12     $    (.85)
    Dividend paid                                  $     .45     $     .45
    Average common shares outstanding (in 000's)       2,324         2,323


CONSOLIDATED RETAINED EARNINGS

Balance at the beginning of year                    $ 69,056      $ 70,314
    Net income (loss)                                  2,600        (1,966)
    Dividends paid                                    (1,046)       (1,046)
    Other                                                  0            24
                                                    --------      --------
Balance at end of period                            $ 70,610      $ 67,326
                                                    ========      ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

                 Consolidated Statements of Financial Condition


                                                  June 30,      December 31,
                                                    1994            1993
                                                  --------      ------------
(in thousands)

Assets

Current Assets

    Cash and cash equivalents                     $  4,227      $ 15,946
    Accounts receivable including retentions
    (less allowances:  1994-$1,240; 1993-$976)      75,358        60,782
    Inventories                                     20,615        18,119
    Costs and estimated profits in excess
     of billings                                    24,382        28,619
    Deferred income taxes                            7,939         7,939
    Prepaid expenses                                 2,292         1,595
                                                  --------      --------
       Total Current Assets                        134,813       133,000

Investments and Other Assets                         6,862         6,620

Property, Plant and Equipment
    Land                                             7,304         7,351
    Buildings                                       29,443        30,456
    Machinery and equipment                         62,335        59,937
                                                  --------      --------
                                                    99,082        97,744
Allowances for depreciation                        (60,885)      (59,561)
                                                  --------      --------
    Net Property, Plant and Equipment               38,197        38,183
                                                  --------      --------
                                                  $179,872      $177,803
                                                  ========      ========





See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

                 Consolidated Statements of Financial Condition

                                                        June 30,       December 31,
                                                          1994             1993
(in thousands)                                          --------       ------------

Liabilities

Current Liabilities

    Accounts payable                                    $ 33,848       $ 41,326
    Accrued compensation, related taxes and benefits      10,225          9,082
    Other accrued expenses                                 4,589          3,963
    Accrued expenses related to flood                      3,393          4,272
    Billings in excess of costs and estimated
     profits                                              14,332         10,320
    Income taxes                                           2,640          1,149
    Casualty and liability insurance                      14,082         12,609
                                                        --------       --------
       Total Current Liabilities                          83,109         82,721

Deferred Income Taxes                                      5,737          5,701

Minority Interest                                            999            908

Contingencies and Commitments

Stockholders' Equity

    Preferred stock - par value $.01 per share;
     authorized 3,000,000 shares; issued - none
    Common stock - no par value; authorized
     15,000,000 shares; issued 2,982,156 shares           33,549         33,549
    Retained earnings                                     70,610         69,056
                                                        --------       --------
                                                         104,159        102,605
    Treasury stock at cost
     (1994 and 1993 - 658,178 shares)                    (14,132)       (14,132)
                                                        --------       --------
       Total Stockholders' Equity                         90,027         88,473
                                                        --------       --------
                                                        $179,872       $177,803
                                                        ========       ========





See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         For the six months ended
                                                                 June 30,
                                                        --------------------------
                                                            1994          1993
                                                        ------------  ------------

Cash Flow From Operating Activities
    Net income (loss)                                      $  2,600      $ (1,966)
    Adjustments to reconcile net income(loss) to net
     cash utilized by operating activities:
    Depreciation                                              2,838         2,420
    Gain on sale of assets                                     (835)         (596)
    Minority interest, net of dividends paid                    (10)          (36)
    Other non-cash credits, net                                (240)         (580)
       Change in certain assets and liabilities
        (using) or providing cash:
       Accounts receivable                                  (14,576)       (9,264)
       Inventories                                           (2,496)         (303)
       Prepaid expenses                                        (713)       (1,019)
       Costs, estimated profits and billings, net             8,249         6,406
       Accounts payable                                      (7,377)       (8,352)
       Accrued liabilities                                    2,363         3,599
       Income taxes                                           1,543        (1,176)
                                                           --------      --------
    Net cash utilized by operating activities                (8,654)      (10,867)


Cash Flows from Investing Activities
    Capital expenditures                                     (2,938)       (1,339)
    Proceeds from sales of assets                               921           792
    Change in investments and other assets                       (2)           37
                                                           --------      --------
    Net cash utilized by investing activities                (2,019)         (510)


Cash Flows from Financing Activities
    Proceeds from debt obligations                            6,000             0
    Payments of debt obligations                             (6,000)         (437)
    Dividends paid                                           (1,046)       (1,046)
    Other                                                         0            76
                                                           --------      --------
    Net cash utilized by financing activities                (1,046)       (1,407)
                                                           --------      --------
    Decrease in cash and cash equivalents                   (11,719)      (12,784)
    Cash and cash equivalents at beginning of year           15,946        19,944
                                                           --------      --------
Cash and cash equivalents at end of period                 $  4,227      $  7,160
                                                           ========      ========





See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The December 31, 1993 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note B.  Costs and Estimated Profits on Uncompleted Contracts

    Costs and estimated profits on uncompleted contracts are summarized as follows:

                                                  June 30,     December 31,
(in thousands)                                      1994           1993
                                                 ----------    ------------
Costs incurred on uncompleted contracts           $501,677       $413,203
Estimated profits                                   55,411         45,267
                                                 ---------      ---------
                                                   557,088        458,470
Less:  Billings to date                           (547,038)      (440,171)
                                                 ---------      ---------
                                                 $  10,050      $  18,299
                                                 =========      =========

    Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                     June 30,       December 31,
(in thousands)                                         1994             1993
                                                     ---------      ----------
Costs and estimated profits in excess of billings    $ 24,382       $ 28,619
Billings in excess of costs and estimated profits     (14,332)       (10,320)
                                                     --------       --------
                                                     $ 10,050       $ 18,299
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

    A jury trial was held in the District Court commencing June 27, 1994. On July 11, 1994, the jury returned a verdict in the Company's favor, ruling that WPPSS has no breach of contract claims against the Company by reason of the containment vessel retrofit. WPPSS has filed certain post trial motions in the District Court concerning the trial and the verdict. WPPSS may also appeal.

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

Note D.  Commitments

    The Company entered into agreements with members of the Jackson family, principal stockholders, to purchase shares of the Company's Common Stock upon the stockholder's death. The price for such purchases will be the closing price of the Common Stock on the American Stock Exchange on the date of such stockholder's death. A portion of this outstanding commitment for 44,800 shares is now fixed at $1.4 million as of January 10, 1994. The remaining outstanding commitment for 80,000 shares was $2.2 million based on the closing sale price of the Company's Common Stock on June 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended June 30, 1994 compared with three months ended June 30, 1993.

The Company reported net income of $2.2 million, or $.96 per share, on earned revenue of $105.8 million for the three months ended June 30, 1994 compared with a net loss of $1.1 million, or $.47 per share, on earned revenue of $90.4 million for the three months ended June 30, 1993.

Earned revenue increased 17 percent primarily as a result of improvements in market and economic conditions at the Engineered Construction Division and increased volume at the Company's Steel Service Centers.

The increase in operating profitability, particularly at the Engineered Construction Division, contributed significantly to the turnaround in net income for the second quarter of 1994 when compared to the second quarter of 1993.

The gain on the sale of idle property recorded in the three months ended June 30, 1994 positively impacted other income as compared to the same period in 1993.

New awards for the three months ended June 30, 1994 were $100.0 million compared to $88.3 million for the same period in 1993.

The effective federal and state income tax rates were slightly lower at 39.6% for the second quarter of 1994 compared with 41.5% for the second quarter of 1993. There was no significant difference between the effective tax rate and the statutory tax rate for the second quarter of 1994 and 1993.

Six months ended June 30, 1994 compared with six months ended June 30, 1993.

For the six months ended June 30, 1994, the Company reported net income of $2.6 million, or $1.12 per share, on earned revenue of $204.3 million. These results compare with a net loss of $2.0 million, or $.85 per share, on earned revenue of $172.3 million.

All of the Company's business segments, with the exception of CVI, have contributed to the increases in earned revenue and operating profitability.

New awards were $194.8 million for the six months ended June 30, 1994 compared to $226.6 million which included a $68.0 million award for the McCormick Place Exhibition Center for the same period in 1993. During 1994, expected margins on new awards have improved considerably when compared to 1993.

Backlog at June 30, 1994 was $180.3 million, down five percent from the level reported at year end 1993.

The effective federal and state income tax rates were 39.5% for the period ended June 30, 1994, relatively unchanged from 40.0% for the same period in 1993. There was no significant difference between the effective tax rate and the statutory tax rate for each of these periods.

OTHER

Unexpected damage to steel framed buildings was caused by the January 1994 Northridge, California earthquake. Resulting weld failures and pending industry-wide solutions make it impossible to predict the impact, if any, on the Company's structural steel business.

On July 15, 1994, the Company announced that it signed a Letter of Intent to enter into a Definitive Agreement to purchase the bridge fabricating assets of Phoenix Steel, Inc. in Eau Claire, Wisconsin.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


On August 10, 1994, the Company announced that it signed a non-binding Letter of Intent with Chart Industries Inc. whereby a Chart subsidiary, Process Systems International Inc., would acquire CVI Incorporated, a wholly owned subsidiary of Pitt-Des Moines, Inc.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1994, the Company's primary source of liquidity was cash and cash equivalents and borrowings under the revolving credit commitment, which sources financed working capital requirements, capital expenditures and dividends. On June 30, 1994, cash and cash equivalents were $4.2 million compared with $15.9 million on December 31, 1993.

Cash and cash equivalents decreased $11.7 million for the first six months of 1994. This decrease was primarily due to an increase in accounts receivable and a decrease in accounts payable, offset by a net increase in contract related billings over costs. Working capital increased slightly from $50.3 million on December 31, 1993 to $51.7 on June 30, 1994.

Capital expenditures were $2.9 million and $1.3 million for the six months ended June 30, 1994 and 1993, respectively. In 1994, capital expenditures were primarily for plant, construction and computer equipment while expenditures in 1993 were primarily for plant renovations and plant and construction equipment. Total capital expenditures for the year ending December 31, 1994, which are expected to be internally financed, should approximate $5.0 million. In addition, the Company intends to continue to pursue acquisition opportunities closely aligned with the existing core business.

The Company paid total cash dividends of $.45 per common share for the first six months of 1994. On July 28, 1994, the Board of Directors declared a cash dividend of $.225 per common share payable September 30, 1994 to stockholders of record on September 16, 1994. The payment of future dividends will be evaluated based on business conditions.

Under cash flows from financing activities, the Company borrowed $6.0 million from the revolving credit commitment, to cover short-term requirements during the quarter ended March 31, 1994. The Company reduced these obligations, by the same amount, utilizing cash and cash equivalents during the period ended March 31, 1994.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and a $30 million unsecured revolving credit facility which matures on December 31, 1996. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On June 30, 1994, $13.0 million of this facility was committed to support stand-by letters of credit.
On August 4, 1994, the Company borrowed $9.0 million under this facility for working capital requirements. The Company expects to repay this obligation out of working capital by the end of the year.

As described in the Notes to Consolidated Financial Statements under the caption Commitments, the Company has an outstanding commitment to purchase certain shares of its Common Stock from members of the Jackson family, principal stockholders, upon the stockholder's death. As of January 10, 1994, a portion of this outstanding commitment for 44,800 shares is now fixed at $1.4 million. The remaining outstanding commitment for 80,000 shares was $2.2 million based on the closing sale price of the Company's Common Stock on June 30, 1994.

                          Part II - Other Information



Item 1.  Legal Proceedings

       Refer to Part I Item 1, "Note C - Contingencies" of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 26, 1994, the Company held its annual stockholders meeting. The two matters voted upon at the annual meeting were the election of three directors and the ratification of the appointment of Ernst & Young as auditors for the year ending December 31, 1994.

       Each of the Company's nominees for director was reelected at the annual meeting. The total number of votes cast for the election of directors was 2,104,805. Following is a separate tabulation with respect to each director:

                                   Votes For              Votes Withheld
                                   ---------              --------------
          J. C. Bates               2,079,821                 24,984
          P. O. Elbert              2,079,845                 24,960
          W. W. McKee               2,080,006                 24,799

       The total number of votes cast for the ratification of the appointment of Ernst & Young as auditors for the year ending December 31, 1994, was 2,104,805 with 2,057,170 votes for, 9,423 votes against and 38,212 votes abstained.

       There were no broker nonvotes with respect to the two matters voted upon.

Item 6.  Exhibits and Reports on Form 8-K

 (a)   Exhibits

       Exhibit 4.1 - Fourth Amendment dated June 24, 1994 to Credit Agreement filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1993.

       Exhibit 11.1 - Computation of earnings per share for the three months ended June 30, 1994 and 1993.

       Exhibit 11.2 - Computation of earnings per share for the six months ended June 30, 1994 and 1993.

 (b)   Reports on Form 8-K.

       There have been no reports on Form 8-K filed by the Company during the six months ended June 30, 1994.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Pitt-Des Moines, Inc.
                                     -------------------------------
                                       (Registrant)



                                     Principal Executive Officer:



Date:  August 12, 1994               By: /s/  W. W. McKee
                                         ---------------------------
                                              W. W. McKee
                                              (President and
                                              Chief Executive Officer)



                                     Principal Financial Officer:



Date:  August 12, 1994               By: /s/  R. A. Byers
                                        --------------------------
                                              R. A. Byers
                                              (Vice President
                                              Finance and Treasurer)

                                EXHIBIT INDEX


Exhibit
Number                                                                 Page
- - -------                                                                ----
4.1        Fourth Amendment dated June 24, 1994 to Credit Agreement
           filed as Exhibit 4.1 to the Company's annual report on
           Form 10-K for the year ended December 31, 1993               15

11.1       Computation of earnings per share for the three
           months ended June 30, 1994 and 1993                          18

11.2       Computation of earnings per share for the six
           months ended June 30, 1994 and 1993                          19