Form 10-Q
period 1994-09-30
PITT DES MOINES INC
filed 1994-11-14
CIK 78853

==============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

                              ____________________


    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ----    ----


    On September 30, 1994, 2,323,978 shares of Common Stock were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                    Page

Part I - Financial Information

        Item 1.     Financial statements                               3

        Item 2.     Management's discussion and analysis of
                    financial condition and results of operations     11


Part II - Other Information

        Item 1.     Legal proceedings                                 13


        Item 6.     Exhibits and reports on Form 8-K                  13


Signatures                                                            14


Exhibit Index                                                         15

                         Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.

                       Consolidated Statements of Income
                                  (Unaudited)


                                                     For the three months ended
                                                            September 30,
                                                    ----------------------------
(in thousands, except per share amounts)                 1994           1993
                                                    --------------  ------------
Earned revenue                                         $111,861      $ 92,320
Cost of earned revenue                                  (98,348)      (81,604)
                                                       --------      --------
    Gross profit from operations                         13,513        10,716

Selling, general and administrative expenses             (9,177)       (8,760)
                                                       --------      --------
    Income from operations                                4,336         1,956

Other income/(expense):
    Interest income                                         177            98
    Interest expense                                       (153)         (117)
    Gain on sale of assets                                2,496         2,882
    Miscellaneous, net                                      (55)          (46)
                                                       --------      --------
                                                          2,465         2,817
                                                       --------      --------

    Income before income taxes                            6,801         4,773

Income taxes                                              2,047         1,927
                                                       --------      --------
    Net income                                         $  4,754      $  2,846
                                                       ========      ========



Per Share

    Net income                                         $  2.04       $  1.22
    Dividend paid                                      $   .225      $   .225
    Average common shares outstanding (in 000's)          2,324         2,324




See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

            Consolidated Statements of Income and Retained Earnings
                                  (Unaudited)


                                                     For the nine months ended
                                                            September 30,
                                                    ---------------------------
(in thousands, except per share amounts)               1994            1993
                                                    ----------      ----------
Earned revenue                                      $ 316,162        $ 264,603
Cost of earned revenue                               (280,965)        (238,426)
                                                    ---------        ---------
    Gross profit from operations                       35,197           26,177

Selling, general and administrative expenses          (27,621)         (28,288)
                                                    ---------        ---------
    Income (loss) from operations                       7,576           (2,111)

Other income/(expense):
    Interest income                                       446              377
    Interest expense                                     (234)            (145)
    Gain on sale of assets                              3,332            3,478
    Miscellaneous, net                                    (20)            (102)
                                                    ---------        ---------
                                                        3,524            3,608
                                                    ---------        ---------

    Income before income taxes                         11,100            1,497

Income taxes                                            3,746              617
                                                    ---------        ---------
    Net income                                      $   7,354        $     880
                                                    =========        =========



Per Share

    Net income                                      $   3.16         $    .38
    Dividend paid                                   $    .675        $    .675
    Average common shares outstanding (in 000's)        2,324            2,324


CONSOLIDATED RETAINED EARNINGS

Balance at the beginning of year                    $  69,056        $  70,314
    Net income                                          7,354              880
    Dividends paid                                     (1,569)          (1,569)
    Other                                                   0               24
                                                    ---------        ---------
Balance at end of period                            $  74,841        $  69,649
                                                    =========        =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

                 Consolidated Statements of Financial Condition


                                                   September 30,  December 31,
                                                       1994           1993
                                                   -------------  ------------
(in thousands)

Assets

Current Assets

    Cash and cash equivalents                          $  7,333      $ 15,946
    Accounts receivable including retentions
    (less allowances:  1994-$1,306; 1993-$976)           80,158        60,782
    Inventories                                          23,245        18,119
    Costs and estimated profits in excess
     of billings                                         33,291        28,619
    Deferred income taxes                                 7,939         7,939
    Prepaid expenses                                      1,885         1,595
                                                       --------      --------
       Total Current Assets                             153,851       133,000

Other Assets                                              6,752         6,620


Property, Plant and Equipment
    Land                                                  7,715         7,351
    Buildings                                            32,330        30,456
    Machinery and equipment                              66,429        59,937
                                                       --------      --------
                                                        106,474        97,744
Allowances for depreciation                             (61,898)      (59,561)
                                                       --------      --------
    Net Property, Plant and Equipment                    44,576        38,183
                                                       --------      --------
                                                       $205,179      $177,803
                                                       ========      ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

                 Consolidated Statements of Financial Condition

                                                 September 30,    December 31,
                                                     1994             1993
                                                 -------------    ------------
(in thousands)

Liabilities

Current Liabilities

    Accounts payable                                $ 36,943        $ 41,326
    Accrued compensation, related taxes and
     benefits                                         10,529           9,082
    Other accrued expenses                             5,337           3,963
    Accrued expenses related to flood                  3,214           4,272
    Billings in excess of costs and estimated
     profits                                          13,421          10,320
    Income taxes                                       3,852           1,149
    Casualty and liability insurance                  14,805          12,609
                                                    --------        --------
       Total Current Liabilities                      88,101          82,721



Revolving Credit Facility                             16,000               0

Deferred Income Taxes                                  5,737           5,701

Minority Interest                                      1,083             908

Contingencies and Commitments

Stockholders' Equity

    Preferred stock - par value $.01 per share;
     authorized 3,000,000 shares; issued - none
    Common stock - no par value; authorized
     15,000,000 shares; issued 2,982,156 shares       33,549          33,549
    Retained earnings                                 74,841          69,056
                                                    --------        --------
                                                     108,390         102,605
    Treasury stock at cost
     (1994 and 1993 - 658,178 shares)                (14,132)        (14,132)
                                                    --------        --------
       Total Stockholders' Equity                     94,258          88,473
                                                    --------        --------
                                                    $205,179        $177,803
                                                    ========        ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                     For the nine months ended
                                                            September 30,
                                                      ------------------------
                                                         1994          1993
                                                      ----------   -----------

Cash Flow From Operating Activities
    Net income                                         $  7,354     $    880
    Adjustments to reconcile net income to net
     cash utilized by operating activities:
    Depreciation                                          4,232        3,639
    Gain on sale of assets                               (3,332)      (3,478)
    Minority interest, net of dividends paid                 74            9
    Other non-cash credits, net                            (360)        (398)
       Change in certain assets and liabilities
        (using) or providing cash:
       Accounts receivable                              (19,376)     (11,024)
       Inventories                                       (4,266)        (445)
       Prepaid expenses                                    (306)        (479)
       Costs, estimated profits and billings, net         3,541        3,694
       Accounts payable                                  (4,292)      (9,205)
       Accrued liabilities                                2,802        5,678
       Income taxes                                       2,755         (542)
                                                       --------     --------
    Net cash utilized by operating activities           (11,174)     (11,671)


Cash Flows from Investing Activities
    Capital expenditures                                 (5,170)      (2,191)
    Proceeds from sales of assets                         3,425        4,279
    Insurance proceeds from flood damage                      0       (5,700)
    Costs incurred related to flood damage                1,058        6,846
    Acquisitions                                        (11,411)           0
    Change in investments and other assets                  228       (1,018)
                                                       --------     --------
    Net cash provided (utilized) by investing
       activities                                       (11,870)       2,216


Cash Flows from Financing Activities
    Proceeds from debt obligations                       22,000            0
    Payments of debt obligations                         (6,000)        (656)
    Dividends paid                                       (1,569)      (1,569)
    Other                                                     0           77
                                                       --------     --------
    Net cash provided (utilized) by financing
       activities                                        14,431       (2,148)
                                                       --------     --------
    Decrease in cash and cash equivalents                (8,613)     (11,603)
    Cash and cash equivalents at beginning of year       15,946       19,944
                                                       --------     --------
Cash and cash equivalents at end of period             $  7,333     $  8,341
                                                       ========     ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The December 31, 1993 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note B.  Costs and Estimated Profits on Uncompleted Contracts

    Costs and estimated profits on uncompleted contracts are summarized as follows:


                                           September 30,   December 31,
(in thousands)                                  1994           1993
                                           --------------  -------------
Costs incurred on uncompleted contracts       $ 499,708      $ 413,203
Estimated profits                                51,719         45,267
                                              ---------      ---------
                                                551,427        458,470
Less:  Billings to date                        (531,557)      (440,171)
                                              ---------      ---------
                                              $  19,870      $  18,299
                                              =========      =========

    Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                   September 30,   December 31,
(in thousands)                                          1994           1993
                                                   -------------   ------------
Costs and estimated profits in excess of billings     $ 33,291       $ 28,619
Billings in excess of costs and estimated profits      (13,421)       (10,320)
                                                      --------       --------
                                                      $ 19,870       $ 18,299
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

    A jury trial was held in the District Court commencing June 27, 1994. On July 11, 1994, the jury returned a verdict in the Company's favor, ruling that WPPSS has no breach of contract claims against the Company by reason of the containment vessel retrofit. WPPSS has again filed notice of appeal to the United States Court of Appeals for the Ninth Circuit.

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

Note D.  Commitments

    On April 19, 1990, the Company entered into agreements with members of the Jackson family, principal stockholders, to purchase shares of the Company's Common Stock upon the stockholder's death. Consummation of the transactions with the estates of such shareholders were, in each case, contingent upon the amount of such estate's holdings in shares of the Company's Common Stock. The requirements to purchase these shares have not been met and, except as previously reported with respect to the estate of Ruth H. Jackson, the sales were not and will not be consummated. The Company has no remaining outstanding commitments in these regards.

Note E.  Acquisition of Phoenix Steel, Inc.

On September 1, 1994, Pitt-Des Moines, Inc. acquired the bridge fabricating assets of Phoenix Steel, Inc. in Eau Claire, Wisconsin. The acquired assets were combined with the assets of Hartwig Mfg. Corp., a wholly owned subsidiary, to create PDM Bridge which will operate within the Company's Steel Construction Division. The acquisition costs will approximate $13.5 million. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. Operating results have been included since the acquisition date but pro forma information has not been presented because it is immaterial.

Note F.  Discontinued Operations

On October 31, 1994, the Company sold substantially all of the assets of CVI Incorporated, a wholly owned subsidiary to Process Systems International, Inc., a subsidiary of Chart Industries, Inc. Real estate, at the Columbus, Ohio location, was not part of the transaction and will be retained by Pitt-Des Moines, Inc. Management anticipates a gain from discontinued operations to be recognized in the fourth quarter of 1994, which will not have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three months ended September 30, 1994 compared with three months ended September 30, 1993.

The Company reported net income of $4.8 million, or $2.04 per share, on earned revenue of $111.9 million for the quarter ended September 30, 1994. These results compare with net income of $2.8 million, or $1.22 per share, on earned revenue of $92.3 million for the quarter ended September 30, 1993.

During the third quarter of 1994, earned revenue increased 21% and operating income increased $2.4 million over the same period a year ago. The Engineered Construction Division and Steel Service Centers continued to realize significant improvements in earned revenue and profitability primarily as a result of improved economic conditions. Earned revenue and operating profitability for the Steel Construction Division remained relatively unchanged.

Other income for the third quarter of 1994 in the amount of $2.5 million consisted primarily of the gain on sale of PDM Saudi Arabia Ltd., a joint venture. During the same quarter in 1993, other income of $2.8 million was comprised significantly of sales of idle properties.

New awards for the quarter increased 42% to $133.1 million from $93.5 million in the third quarter of 1993.

The effective federal and state income tax rates for the third quarter of 1994 were 30.1% compared with 40.4% for the same period in 1993. The 1994 tax rate was favorably affected by the difference between the book and tax treatment of the sale of the Company's investment in PDM Saudi Arabia Ltd., a joint venture. With this exception, there was no difference between the effective tax rate and the statutory tax rate for the third quarter of 1994 and 1993.


Nine months ended September 30, 1994 compared with nine months ended September 30, 1993.

For the nine months ended September 30, 1994 the Company reported net income of $7.4 million, or $3.16 per share, on earned revenue of $316.2 million. These results compare with net income of $880,000, or $.38 per share, on earned revenue of $264.6 million for the nine months ended September 30, 1993. Operating profitability increased significantly from a loss of $2.1 million in 1993 to income of $7.6 million in 1994. All of the Company's business segments, except CVI, realized increased profitability. As described in Note F. in the Notes to Consolidated Financial Statements, on October 31, 1994, the Company sold substantially all of the assets of CVI Incorporated.

New awards for the nine months ended September 30, 1994 were $327.9 million compared to $320.1 million for the nine months ended September 30, 1993. The Company's backlog was $201.6 million on September 30, 1994.

The effective federal and state income tax rates were 33.7% and 41.2% for the nine months ended September 30, 1994 and 1993, respectively. The 1994 tax rate was favorably affected by the difference between the book and tax treatment of the sale of the Company's investment in PDM Saudi Arabia Ltd., a joint venture. With this exception, there was no difference between the effective tax rate and the statutory tax rate for the nine months ended September 30, 1994 and 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1994, the Company's primary source of liquidity was cash and cash equivalents and borrowings under the revolving credit commitment, which sources financed working capital requirements, acquisitions and dividends. On September 30, 1994, cash and cash equivalents were $7.3 million compared with $15.9 million on December 31, 1993.

Cash and cash equivalents decreased $8.6 million for the first nine months of 1994. This decrease was primarily due to an increase in accounts receivable and acquisition costs associated with the purchase of Phoenix Steel, Inc. offset by proceeds from debt obligations. Working capital increased from $50.3 million on December 31, 1993 to $65.8 million on September 30, 1994.

Capital expenditures were $5.2 million and $2.2 million for the nine months ended September 30, 1994 and 1993, respectively. Capital expenditures during each of these periods were primarily for plant and construction equipment and additions to the company-owned trucking fleet. Total capital expenditures for the year ending December 31, 1994, which are expected to be internally financed, should approximate $6.5 million. As described in Note E. in the Notes to Consolidated Financial Statements, the Company acquired the bridge fabricating assets of Phoenix Steel, Inc. Management anticipates the final acquisition costs to approximate $13.5 million ($11.4 million paid in cash as of September 30, 1994). In addition, the Company intends to continue to pursue acquisition opportunitites closely aligned with the existing core businesses.

The Company paid total cash dividends of $.675 per common share for the first nine months of 1994 and 1993. On November 10, 1994, the Board of Directors declared a cash dividend of $.225 per common share, payable December 30, 1994 to stockholders of record on December 16, 1994. The payment of future dividends will be evaluated based on business conditions.

Under cash flows from financing activities, net proceeds from debt obligations of $16.0 million was borrowed from the revolving credit commitment to cover a portion of acquisition costs and some working capital components during the third quarter of 1994.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand, anticipated turnover of working capital and a $30 million unsecured revolving credit facility which matures on December 31, 1996. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. As of November 11, 1994, $13.0 million of this facility was committed to support stand-by letters of credit and $16.0 million has been borrowed to cover a portion of acquisition costs and working capital components.

                          Part II - Other Information



Item 1.  Legal Proceedings

         Refer to Part I Item 1, "Note C - Contingencies" of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         Exhibit 11.1 - Computation of earnings per share for the three months ended September 30, 1994 and 1993.

         Exhibit 11.2 - Computation of earnings per share for the nine months ended September 30, 1994 and 1993.

 (b)     Reports on Form 8-K.

         There have been no reports on Form 8-K filed by the Company during the nine months ended September 30, 1994.

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



                                     Pitt-Des Moines, Inc.
                                     -------------------------------
                                       (Registrant)



                                     Principal Executive Officer:



Date:  November 14, 1994             By: /s/  W. W. McKee
                                         ----------------------------
                                              W. W. McKee
                                              (President and
                                              Chief Executive Officer)



                                     Principal Financial Officer:



Date:  November 14, 1994             By: /s/  R. A. Byers
                                         ----------------------------
                                              R. A. Byers
                                              (Vice President
                                              Finance and Treasurer)

                                    EXHIBIT INDEX


Exhibit
Number
- - - --------
11.1 Computation of earnings per share for the three months ended September 30, 1994 and 1993

11.2 Computation of earnings per share for the nine months ended September 30, 1994 and 1993

27     Financial Data Schedule