Form 10-K405
PITT DES MOINES INC
filed 1995-03-30
CIK 78853

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
   For the fiscal year ended December 31, 1994
                                      OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from       to
                                  ------   ------

                         COMMISSION FILE NUMBER 1-5259

                             PITT-DES MOINES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            PENNSYLVANIA                               25-0729430
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)
-------------------------------------------------------------------------------
   3400 GRAND AVENUE, PITTSBURGH,                         15225
            PENNSYLVANIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                 412-331-3000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

-------------------------------------------------------------------------------
  TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------
  Common Stock, no par value                  American Stock Exchange
-------------------------------------------------------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----   ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

The aggregate market value of the registrant's voting stock held by non-affiliates was at least $44,134,788 on February 28, 1995, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

  Common Stock outstanding as of February 28, 1995--2,321,903 shares.

Documents Incorporated By Reference:

  Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

  Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated March 31, 1995...................................Part III, Items 10-13

  Annual Report to Stockholders for fiscal year ended
  December 31, 1994.............................................Part II, Item 7
===============================================================================

                                    PART I

Item 1.  Business

General

  Pitt-Des Moines, Inc. and its subsidiaries (PDM or the Company) began conducting business in 1892 and was incorporated in Pennsylvania on February 14, 1916. The Company's principal executive offices are located at 3400 Grand Avenue, Pittsburgh, Pennsylvania 15225, telephone number (412) 331-3000.

  Effective with the discontinuance of CVI's operations during the fourth quarter of 1994 (see Discontinued Operation Footnote), the Company is comprised of three business segments: Engineered Construction Division, Steel Construction and Steel Service Centers. Each segment is a profit center except the Steel Construction business segment which is divided into three profit centers as noted below.

  A summary of the Company's products and services by business segment is set forth below. Additional business segment information is included in Part II of this Form 10-K.

  Engineered Construction Division

    In 1994, the Engineered Construction Division was reorganized into three project groups: Water, Industrial, and International and Technology. These market groups provide:

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


    Steel Construction

    On September 1, 1994, the Company acquired the bridge fabricating assets of Phoenix Steel, Inc., located in Eau Claire, Wisconsin. These assets were combined with the bridge fabricating assets of Hartwig Mfg. Corp. (which was merged with and into the Company on December 31, 1994) to form the PDM Bridge Division. PDM Bridge, PDM Strocal, Inc. and PDM Chicago Steel Construction comprise the three profit centers of Steel Construction which provide:

    a) The capability to fabricate and erect structural steel for commercial, institutional and public sector buildings for government agencies, private developers and general contractors.

    b) The capability to fabricate structural steel for new bridges and fabricate and erect structural steel for bridge rehabilitation for government agencies and general contractors.


    Steel Service Centers

    The Steel Service Centers operate six steel service centers and three culvert facilities located in the West and Midwest regions of the United States. This Division processes and distributes to the end users, a general line of carbon steel products including plates, sheets, structural shapes, bars, tubes, pipe and other miscellaneous metal products. This Division also manufactures and markets to the end users, corrugated metal culvert pipe and accessories. The Steel Service Centers' primary markets include steel fabricators, original equipment manufacturers and the mining, logging, agricultural and road construction industries.

   The Company and the industry as a whole deem the maintenance of adequate levels of inventory to be integral to the Service Center business. The Company believes that it has adequate levels of inventory on hand to meet current and anticipated customer demand.

Other

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

  Earned revenue was $408 million in 1994, compared with $324 million in 1993 and $355 million in 1992. For further financial information refer to pages 16 through 37.

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

  The Company had a backlog of uncompleted contracts of $194 million on December 31, 1994 compared to $190 million on December 31, 1993. Substantially all backlog is expected to be completed during 1995.

  Factors such as the type and scope of operations in progress at any given time, including weather conditions at field sites, create fluctuations in the employment level at PDM. On December 31, 1994, the Company employed 2,257 persons, of which 683 were salaried personnel and 1,574 were hourly personnel.

  International sales during 1994 were minimal as the Company continues to concentrate on a few selected foreign projects and to negotiate additional cooperation agreements which allow for the supply of experience and technology without incurring overseas, on-site risk.

Item 2.  Properties

  Operations of the Company are conducted at both owned and leased properties. In addition, certain owned properties of the Company are leased to third party tenants. The following table indicates each of the Company's facilities in the United States by: segment, location, type of facility, year operations began, and square footage of property owned or leased on December 31, 1994:

                                                                                  YEAR
                                                           TYPE OF             OPERATIONS     SQUARE
LOCATION                                                   FACILITY               BEGAN       FOOTAGE
Engineered Construction Division

Birmingham, Alabama (1)                             Warehouse and office           1994         4,000
Fresno, California                                       Toolhouse                 1963        52,140
Clive, Iowa                                     Fabrication plant and office       1955       176,537
Des Moines, Iowa                                         Toolhouse                 1900        29,000
Pittsburgh, Pennsylvania                            Office and toolhouse           1908        98,776
Warren, Pennsylvania                                 Fabrication plant             1959       125,960
Franklin, Tennessee                                      Toolhouse                 1977        28,220
Hitchcock, Texas                                         Toolhouse                 1994         5,000
Provo, Utah                                          Fabrication plant             1959       154,950

Steel Construction

Stockton, California                            Fabrication plant and office       1987       140,840
Chicago, Illinois                               Fabrication plant and office       1987       520,800
Eau Claire, Wisconsin                           Fabrication plant and office       1994       265,528
Wausau, Wisconsin                               Fabrication plant and office       1991       164,580

Steel Service Centers

Fresno, California                                  Warehouse and office           1955       112,800
Santa Clara, California                             Warehouse and office           1947       108,528
Stockton, California                                Warehouse and office           1955       191,493
Cedar Rapids, Iowa                                  Warehouse and office           1976        66,800
Sparks, Nevada                                      Warehouse and office           1974        64,936
Tualatin, Oregon                                    Warehouse and office           1964        31,620
Spanish Fork, Utah                                  Warehouse and office           1977        74,280
Arlington, Washington (2)                           Warehouse and office           1993        13,965

                                                                                  YEAR
                                                           TYPE OF             OPERATIONS     SQUARE
LOCATION                                                   FACILITY               BEGAN       FOOTAGE
Idle Holdings, Including Plant and Property (3)

Sacramento, California                                        Land                 1966            --
Des Moines, Iowa                                   Fabrication plant and office    1900       339,100
Baltimore, Maryland                                           Land                 1960            --
Hilliard, Ohio                                     Fabrication plant and office    1971       179,000
Pittsburgh, Pennsylvania                                      Office               1908        10,234
Lubbock, Texas (4)                                     Warehouse and office        1979        31,000
Provo, Utah                                                   Office               1959        15,731

__________
(1) Company leases land from outside third party. Lease will expire March 31, 1999.
(2) Company leases land from outside third party. Lease will expire January 31, 2003.
(3) Company pursues the sale or development of all idle facilities and regularly evaluates similar opportunities for facilities not fully utilized.
(4) Company is leasing facility to a third party with a purchase option which expires on December 31, 1995.

  The properties listed above are utilized by the Company's business segments as indicated. The Company's production capacity is adequate for its present needs. The Company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the Company's business as now conducted.

Item 3.  Legal Proceedings

  There are various claims and legal proceedings against the Company arising in the normal course of business. As previously reported, in May 1984, Washington Public Power Supply System (WPPSS) filed a complaint against the Company and its surety in the United States District Court for the Eastern District of Washington. Various claims in connection with retrofit work performed by the Company at Nuclear Unit #2, Hanford, Washington, were alleged. Four alternative damages theories were presented, ranging in amounts from $53 million to $86 million.

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

  On November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment was in the process of fabricating and erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. An investigation is being conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department. See Accrued Liabilities note accompanying the consolidated financial statements.

  The Company's operations, including idle facilities and other property, are subject to and affected by federal, state and local laws and regulations regarding protection of the environment. The Company accrues for environmental costs where such obligations are either known or considered probable and can be reasonably estimated.

  The Company is participating as a potentially responsible party (PRP) at three different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

  Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company; accordingly, no provision for such liability has been recorded in the Company's consolidated financial statements in the Annual Report.


Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable

Executive Officers of the Registrant

  Information regarding executive officers of the Registrant is presented in
Part III following and incorporated herein by reference.

                                    PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

  The Company's common stock is traded on the American Stock Exchange under the symbol "PDM". The following is the range of high and low sales prices and quarterly dividends paid per share for fiscal 1994 and 1993 by quarters.

                                 Price Range           Quarterly
                             ------------------        Dividends
                              High        Low          Per Share
                             -------     ------        --------
1994
First Quarter                $36        $27            $.22-1/2
Second Quarter                32-1/2     27             .22-1/2
Third Quarter                 33         26             .22-1/2
Fourth Quarter                35-3/4     28-1/2         .22-1/2
                                                       --------
                                                       $.90
                                                       ========
1993
First Quarter                $37-1/2    $32-1/2        $.22-1/2
Second Quarter                33         24             .22-1/2
Third Quarter                 30-7/8     26             .22-1/2
Fourth Quarter                28-3/4     24-1/2         .22-1/2
                                                       --------
                                                       $.90
                                                       ========

On February 28, 1995, there were 2,321,903 shares outstanding and approximately 448 stockholders of record of the Company's Common Stock.

Item 6.  Selected Financial Data

 The following table summarizes information with respect to the operations of the Company.

(Dollars in thousands, except per share amounts)      1994       1993       1992      1991       1990
------------------------------------------------      ----       ----       ----      ----       ----
Operating Performance (1)
 Earned Revenue                                     $408,061   $323,707   $355,043  $370,318   $346,964
 Income (loss) from operations                        15,508     (2,689)     4,681    11,323     15,301
 Net Income (loss):
  Continuing operations                               11,980        567      4,080     8,315     10,031
  Discontinued operations, net                            80        471        820      (462)    (1,604)
                                                    --------   --------   --------  --------   --------
Net income                                            12,060      1,038      4,900     7,853      8,427
 Income (loss) per common share:
  Continuing operations                                 5.16        .25       1.68      3.37       4.07
  Discontinued operations                                .03        .20        .34      (.19)      (.65)
                                                    --------   --------   --------  --------   --------
Net income per common share                             5.19        .45       2.02      3.18       3.42
Financial Position
 Total assets                                       $214,201   $177,803   $166,074  $176,001   $167,915
 Long-term debt                                       22,000          -          -     2,135      9,926
 Stockholders' equity                                 98,549     88,473     89,678    91,512     85,627

Other Information
 For the year:
  Cash provided (utilized) by operations            $ (2,784)  $ (3,767)  $ 21,414  $ 13,871   $ 22,544
  Depreciation expense                                 5,037      4,145      4,314     4,178      3,570
  Capital expenditures                                 7,919      3,942      4,491     4,417      5,018
  Dividends per common share                             .90        .90        .90      .825        .90
 At year end:
  Book value per common share                       $  42.44   $  38.07   $  38.63  $  37.36   $  34.97
  Employees                                            2,257      1,987      2,066     2,285      2,297

(1) Restated to reflect CVI Incorporated as a discontinued operation.



Note: Refer to the Accrued Liabilities, Contingencies and Commitments notes accompanying the consolidated financial statements which are included in Part II of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes. In addition, the following discussion and analysis should be read in conjunction with the Review of Operations section of the Annual Report to Stockholders for the fiscal year ended December 31, 1994 hereof which is incorporated herein by reference. Effective October 31, 1994, the Company accounts for CVI Incorporated as a discontinued operation, and accordingly, the amounts included in continuing operations and the management discussion and analysis of continuing operations exclude this business.

RESULTS OF OPERATIONS

The Company realized income from continuing operations of $12.0 million in 1994 compared with $567,000 in 1993 and $4.1 million in 1992. The related earnings per share were $5.16 in 1994 compared with $.25 in 1993 and $1.68 in 1992. Earned revenue increased 26 percent in 1994 compared with 1993 but decreased 8.8 percent in 1993 compared with 1992. All of the Company's business segments increased profitability in 1994 compared with 1993. This increase may be attributed to the upturn in the economy. Profitability decreased to a loss of $2.7 million in 1993 when compared to 1992. The Company normally lags the general economy and as a result the Company's overall financial performance in 1993 was affected by the recession.

Engineered Construction Division

Earned revenue for the Engineered Construction Division (ECD) was $177.3 million in 1994 compared with $128.4 million and $187.9 million in 1993 and 1992, respectively. ECD's earned revenue represented 43 percent of consolidated revenues in 1994.

  Operating profitability increased $12.9 million to $11.2 million in 1994 compared with a loss of $1.7 million in 1993. Income from operations in 1994 was adversely affected by approximately $1.5 million of costs related to the WPPSS litigation. The Company has incurred substantially all of the costs related to the 1993 Midwest flood. At December 31, 1994, actual flood related costs were $8.5 million and future costs are estimated to be $500,000. During 1994, the Company re-evaluated its estimated accrual for the costs associated with the flood and eliminated amounts that were no longer believed to be necessary. This reduction improved net income by $.26 per share. As previously reported, these costs were reimbursed under the Company's insurance policy. During 1994, ECD took advantage of the recovering economy by expanding volume and realizing higher margins on contracts. The decrease in profitability of $7.7 million in 1993 when compared to 1992, was attributed to poor economic conditions.

  New awards of $199.0 million in 1994, represented a 24 percent increase over the 1993 awards of $160.3 million. New awards were $138.8 million in 1992. The increase over the past three years exemplifies this Division's ability to compete in various market conditions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


  Capital expenditures of $3.9 million in 1994 were primarily for a new office building, computer and construction equipment. During 1993, expenditures of $882,000 were for the purchase of plant and construction equipment and in 1992, expenditures for construction and computer aided design equipment totaled $1.6 million.

Steel Construction

As described in the Notes to Consolidated Financial Statements under Acquisitions, on September 1, 1994, the Company acquired the bridge fabricating assets of Phoenix Steel, Inc., (Phoenix) located in Eau Claire, Wisconsin. The total cost of this acquisition was $13.5 million, $8.0 million for working capital and $5.5 million for property, plant and equipment. These assets were combined with the bridge fabricating assets of Hartwig Mfg. Corp. to form the PDM Bridge Division, a profit center in the Steel Construction business segment. Accordingly, the consolidated statement of financial condition on December 31, 1994 includes the assets of Phoenix. The acquisition was accounted for as a purchase and the results of operations of Phoenix are included in the consolidated financial statements from the date of acquisition.

  This segment has seen a steady increase in earned revenues over the last three years. In 1992, revenues were $81.6 million which increased to $95.8 million in 1993, and in 1994 rose to a level of $101.9 million. The increase in 1993 was primarily due to the substantial completion of the United States Post Office project in Chicago. For a discussion of certain potential liabilities which may arise from an accident which occurred at this project, see "Accrued Liabilities" in the Notes to Consolidated Financial Statements. In 1994, the McCormick Place Exhibition Center project accounted for almost 12 percent of consolidated revenues. Due to the expected completion of this project, 1995 results for Chicago Steel Construction are not expected to be at 1994 levels.

  Operating profitability increased to $2.8 million in 1994 from $431,000 in 1993. The reasons for this increase are two-fold. In 1994, one major contract, as mentioned earlier, contributed significantly to the increase in profitability. Also, a $2.0 million non-recurring charge for insurance coverage deductibles and future uninsured costs was recorded in 1993, thus reducing profitability.

  In 1994, new awards were $92.7 million compared with $121.3 million in 1993 and $98.9 million in 1992. The increase in 1993 was attributed to the McCormick Place Exhibition Center contract award of $68 million.

  Capital expenditures, exclusive of business acquisitions, were $661,000 in 1994 compared with $1.5 million and $1.8 million in 1993 and 1992, respectively. During the last three years, a significant portion of capital expenditures were for purchases of plant and construction equipment. In 1992, the Chicago facility was renovated to expand its structural bridge fabrication capabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


Steel Service Centers

The Company's Steel Service Centers accounted for 32 percent of consolidated earned revenues in 1994. Earned revenue was $128.9 million in 1994 compared with $99.5 million in 1993 and $85.5 million in 1992. This steady increase in revenue was primarily the result of this Division's ability to capture additional market share through competitive pricing.

  Operating profitability increased approximately 49 percent to $7.5 million in 1994, compared with $5.1 million in 1993. This increase was due to higher volumes realized and improved margins on goods sold. The profitability was relatively unchanged for 1993 when compared to 1992.

  During 1994 and 1993, capital expenditures of $3.4 million and $1.6 million, respectively, were primarily used for expansions of physical plants, processing and warehouse equipment and to upgrade the delivery fleet. In 1992, $1.1 million was used to finance expansion projects at the various plant facilities.

Other

Corporate unallocated expenses, consisting primarily of salaries, benefits, outside professional services, taxes and insurance, were $6.0 million in 1994 compared with $6.5 million and $6.7 million in 1993 and 1992, respectively.

  In 1994, the Company's interest income was $627,000 compared with $540,000 in 1993 and $685,000 in 1992. Interest income increased in 1994 reflecting the rise in interest rates. During 1993, interest income decreased as a result of a lower level of interest earning funds.

  In 1994, interest expense increased to $898,000 as a result of the Company's increase in net borrowings on its revolving credit facility. As of December 31, 1994, the Company had debt obligations of $22.0 million.

  The gain on the sale of assets was $3.6 million in 1994 compared with $3.6 million in 1993 and $930,000 in 1992. In 1994, the Company realized gains on the sale of PDM Saudi Arabia Ltd. (PDM SA), a joint venture, and idle properties. The Company expects the sale of PDM SA to have no material effect on the profitability of continuing operations. During 1993, gains realized consisted primarily of the sale of idle properties compared with gains on the sale of foreign marketable securities in 1992.

  The effective income tax rate was 36 percent in 1994 compared with 47 percent in 1993 and 34 percent in 1992. In 1994, the effective tax rate was favorably impacted by the realization of a tax benefit related to the previously mentioned sale of a foreign investment. In 1993, the effective tax rate was adversely impacted as a result of foreign taxes of $81,000 with no corresponding tax credit.

  The Company's operations, including idle facilities and other property, are subject to federal, state and local laws and regulations regarding protection of the environment. The Company accrues for environmental costs where such obligations are either known or considered probable and can be reasonably estimated.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


  The Company has been notified it is a potentially responsible party (PRP) at three waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing.

  The Company believes, based upon the information presently available to it, that such costs will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

  However, the imposition of more stringent requirements under environmental laws or regulations, changes in site cleanup costs or the allocation of such costs among PRP's, or a determination that the Company is potentially responsible for the release of waste or pollutants at sites other than those currently identified, could result in additional costs.

  Inflation and changing prices did not significantly impact the Company during the last three years.

LIQUIDITY AND CAPITAL RESOURCES

During 1994, the Company's primary sources of liquidity included cash provided by financing activities and cash on hand. These sources primarily financed acquisitions, capital expenditures, working capital requirements and the payment of dividends. On December 31, 1994, cash and cash equivalents were $11.7 million compared with $15.9 million and $19.9 million on December 31, 1993 and 1992, respectively. The increase in working capital in 1994 compared to 1993, was primarily the result of an increase in accounts receivable, due to volume and timing of payments, offset by a net increase in contract related billings over costs.

  Capital expenditures, exclusive of business acquisitions, during 1994 were $7.9 million compared with $3.9 million and $4.5 million during 1993 and 1992, respectively. In 1994, capital expenditures were primarily for plant and construction equipment and a new office building in Clive, Iowa. This building serves as the new headquarters for the Engineered Construction Division, as the former office building was destroyed by the flood in July 1993. On September 1, 1994, the Company acquired the bridge fabricating assets of Phoenix Steel, Inc., a steel bridge fabricator. The total cost of this acquisition was $13.5 million. In addition, the Company intends to continue to pursue acquisition opportunities closely aligned with its existing core businesses.

  The Company paid total cash dividends of $.90 per common share in 1994. On February 28, 1995, the Board of Directors declared an increase to the quarterly dividends to $.25 per common share for the first quarter of 1995. The payment of future dividends will be evaluated based on business conditions.

  The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and a $40.0 million unsecured revolving credit facility which matures on December 31, 1996. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On December 31, 1994, $22.0 million of borrowings, at prime rate, and $13.0 million of stand-by letters of credit were outstanding under this agreement. During the fourth quarter of 1994, the revolving credit facility was increased to $40.0 million to allow the Company to borrow for working capital requirements.

Item 8.  Financial Statements and Supplemental Data

Report of Independent Auditors

STOCKHOLDERS AND BOARD OF DIRECTORS

PITT-DES MOINES, INC.

  We have audited the accompanying consolidated statements of financial condition of Pitt-Des Moines, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pitt-Des Moines, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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



                                                   /s/  ERNST & YOUNG LLP
                                                   ----------------------------
                                                        ERNST & YOUNG  LLP

Pittsburgh, Pennsylvania
March 2, 1995

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                 Years Ended December 31, 1994, 1993 and 1992

                                                          1994           1993           1992
                                                      -------------  -------------  -------------
Earned revenue                                        $408,060,623   $323,706,896   $355,042,813
Cost of earned revenue                                 357,639,136    293,377,923    315,734,211
                                                      ------------   ------------   ------------
 Gross profit from operations                           50,421,487     30,328,973     39,308,602
Selling, general and administrative expenses            34,913,770     33,018,179     34,627,936
                                                      ------------   ------------   ------------
 Income (loss) from operations                          15,507,717     (2,689,206)     4,680,666

Other income (expense):
 Interest income                                           626,841        540,008        685,406
 Interest expense                                         (897,993)      (219,752)      (199,646)
 Gain on sale of assets                                  3,576,760      3,595,414        929,296
 Miscellaneous, net                                       (157,233)      (155,047)        73,983
                                                      ------------   ------------   ------------
                                                         3,148,375      3,760,623      1,489,039
                                                      ------------   ------------   ------------
 Income from operations before taxes                    18,656,092      1,071,417      6,169,705
Income tax expense                                       6,676,271        504,438      2,090,123
                                                      ------------   ------------   ------------
 Income from continuing operations                      11,979,821        566,979      4,079,582
 Income from discontinued operations, net of taxes          80,362        470,962        820,431
                                                      ------------   ------------   ------------
 Net income                                           $ 12,060,183   $  1,037,941   $  4,900,013
                                                      ============   ============   ============
Income per common share:
 Continuing operations                                $       5.16   $       0.25   $       1.68
 Discontinued operations                                      0.03           0.20           0.34
                                                      ------------   ------------   ------------
Net income per common share                           $       5.19   $       0.45   $       2.02
                                                      ============   ============   ============
Average common shares outstanding                        2,323,651      2,323,645      2,414,670
                                                      ============   ============   ============

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition
                          December 31, 1994 and 1993


Assets                                                    1994           1993
                                                      -------------  -------------
Current Assets
 Cash and cash equivalents                            $ 11,668,341   $ 15,946,321
 Accounts and notes receivable                          90,731,715     60,782,038
 Inventories                                            19,867,066     18,119,248
 Costs and estimated profits in excess of billings      30,193,058     28,618,657
 Deferred income taxes                                   5,367,748      7,938,680
 Prepaid expenses                                          931,974      1,595,318
                                                      ------------   ------------
 Total current assets                                  158,759,902    133,000,262


Other Assets                                            10,330,365      6,619,911
Net Assets of Discontinued Operations                    2,685,379              -

Property, Plant and Equipment
 Land                                                    6,959,818      7,350,952
 Buildings                                              30,370,577     30,455,806
 Machinery and equipment                                59,264,513     59,936,962
                                                      ------------   ------------
                                                        96,594,908     97,743,720
 Allowances for depreciation                           (54,169,075)   (59,560,936)
                                                      ------------   ------------
 Net property, plant and equipment                      42,425,833     38,182,784
                                                      ------------   ------------
                                                      $214,201,479   $177,802,957
                                                      ============   ============

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition
                          December 31, 1994 and 1993


Liabilities and Stockholders' Equity                              1994           1993
                                                              -------------  -------------
Current Liabilities
 Accounts payable                                             $ 47,328,315   $ 41,325,840
 Accrued compensation, related taxes and benefits               10,582,861      9,082,627
 Other accrued expenses                                          3,163,269      3,963,152
 Accrued expenses related to flood                                 500,000      4,272,049
 Billings in excess of costs and estimated profits              14,309,207     10,319,772
 Income taxes                                                    2,118,274      1,149,057
 Casualty and liability insurance                                8,949,713     12,608,799
                                                              ------------   ------------
 Total current liabilities                                      86,951,639     82,721,296


Revolving Credit Facility                                       22,000,000              -

Deferred Income Taxes                                            5,573,065      5,700,661

Minority Interest                                                1,127,755        908,080

Contingencies and Commitments

Stockholders' Equity
 Preferred stock--par value $.01 per share; authorized
  3,000,000 shares; issued--none
 Common stock--no par value; authorized 15,000,000 shares;
  issued 2,982,156 shares                                       33,549,255     33,549,255
 Retained earnings                                              79,201,572     69,055,440
                                                              ------------   ------------
                                                               112,750,827    102,604,695
 Treasury stock at cost (1994--660,253 shares;
  1993--658,178 shares)                                        (14,201,807)   (14,131,775)
                                                              ------------   ------------
 Total stockholders' equity                                     98,549,020     88,472,920
                                                              ------------   ------------
                                                              $214,201,479   $177,802,957
                                                              ============   ============

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1994, 1993 and 1992

                                                              1994           1993           1992
                                                          -------------  ------------   ------------
Cash Flows from Operating Activities
Net income                                                $ 12,060,183   $ 1,037,941   $  4,900,013
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                               5,036,755     4,145,385      4,314,124
  Discontinued operations                                   (1,397,613)    4,617,346        503,906
  Gain on sale of assets                                    (3,576,760)   (3,595,414)      (929,296)
  Deferred income taxes (credits)                            2,141,057      (979,567)      (605,216)
  Minority interest in earnings, net of dividends paid         219,675        37,150         46,649
  Other non-cash credits, net                                 (301,288)     (536,498)      (882,725)
Change in operating assets and liabilities
 providing (using) cash:
  Accounts and notes receivable                            (31,132,161)   (7,448,578)    10,418,222
  Inventories                                               (3,396,234)   (2,821,023)    (3,828,788)
  Prepaid expenses                                             663,337    (1,296,847)     1,822,326
  Costs, estimated profits and billings, net                10,937,843    (3,901,538)     2,126,431
  Accounts payable                                           6,720,222     3,372,152      4,949,623
  Accrued liabilities                                       (1,727,972)    2,909,863        660,776
  Income taxes                                                 969,217       693,051     (2,082,137)
                                                          ------------   -----------   ------------
  Net cash provided (utilized) by operating activities      (2,783,739)   (3,766,577)    21,413,908

Cash Flows from Investing Activities
  Capital expenditures                                      (7,919,020)   (3,941,566)    (4,491,121)
  Proceeds from sale of assets                               3,838,022     4,977,159      1,020,382
  Insurance proceeds from flood damage                               -    10,000,000              -
  Costs incurred related to flood damage                    (3,589,298)   (5,727,951)             -
  Acquisitions, net of cash acquired                       (13,499,394)   (1,298,174)             -
  Decrease in short-term investments                                 -             -      4,017,345
  Change in investments and other assets                      (340,468)   (1,122,699)       (82,925)
                                                          ------------   -----------   ------------
  Net cash provided (utilized) by investing activities     (21,510,158)    2,886,769        463,681

Cash Flows from Financing Activities
  Proceeds from debt obligations                            28,000,000             -      9,000,000
  Payments of debt obligations                              (6,000,000)     (875,000)   (17,395,000)
  Purchase of treasury stock                                         -             -     (4,615,000)
  Dividends paid                                            (2,091,114)   (2,091,581)    (2,176,563)
  Other                                                        107,031      (151,515)        57,609
                                                          ------------   -----------   ------------
  Net cash provided (utilized) by financing activities      20,015,917    (3,118,096)   (15,128,954)
                                                          ------------   -----------   ------------
Increase (decrease) in cash and cash equivalents            (4,277,980)   (3,997,904)     6,748,635
Cash and cash equivalents at beginning of year              15,946,321    19,944,225     13,195,590
                                                          ------------   -----------   ------------
Cash and Cash Equivalents at End of Year                  $ 11,668,341   $15,946,321   $ 19,944,225
                                                          ============   ===========   ============

See Notes To Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Stockholders Equity
                 Years Ended December 31, 1994, 1993 and 1992

                                                                                           Treasury Stock
                                                                                       ----------------------------
                                                                          Retained                      Number of
                                                          Common Stock    Earnings        Cost            Shares
                                                          ------------   -----------   ------------    ------------
Balance on December 31, 1991                              $ 33,549,255   $67,574,680   $ (9,611,919)    (532,978)
Net income                                                                 4,900,013
Cash dividends ($.90 per share)                                           (2,176,563)
Purchase of treasury stock                                                               (4,615,000)    (130,000)
Other                                                                         16,140         41,469        2,300
                                                          ------------   -----------   ------------     --------
Balance on December 31, 1992                                33,549,255    70,314,270    (14,185,450)    (660,678)
Net income                                                                 1,037,941
Cash dividends ($.90 per share)                                           (2,091,581)
Other                                                                       (205,190)        53,675        2,500
                                                          ------------   -----------   ------------     --------
Balance on December 31, 1993                                33,549,255    69,055,440    (14,131,775)    (658,178)
Net income                                                                12,060,183
Cash dividends ($.90 per share)                                           (2,091,114)
Other                                                                        177,063        (70,032)      (2,075)
                                                          ------------   -----------   ------------     --------
Balance on December 31, 1994                              $ 33,549,255   $79,201,572   $(14,201,807)    (660,253)
                                                          ============   ===========   ============     ========

See Notes To Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                  Notes To Consolidated Financial Statements

Significant Accounting Policies

Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the 1992 and 1993 consolidated financial statements and notes to consolidated financial statements have been reclassified to conform with the 1994 presentation. Additionally, as further described in the following Notes To Consolidated Financial Statements, prior year amounts have been reclassified to present CVI Incorporated as a discontinued operation.

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

Inventories -- Inventories of raw materials and fabricated parts are principally valued at the lower of last-in, first-out (LIFO) cost or market except for certain inventories which are valued at the lower of first-in, first-out (FIFO) cost or market.

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

Income Taxes -- Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

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

Phoenix Steel, Inc. -- On September 1, 1994, the Company acquired the bridge fabricating assets of Phoenix Steel, Inc., a steel bridge fabricator. The total cost of this acquisition was $13.5 million. In addition, $1.5 million will be paid, and expensed as incurred, in connection with non-compete agreements, expiring in December 1999, with the former shareholders of Phoenix Steel, Inc.

  These acquisitions were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of their respective acquisitions. Operating results have been included since acquisition dates but pro forma information has not been presented because it is immaterial.

Discontinued Operation

On October 31, 1994, the Company sold substantially all of the assets of CVI Incorporated, a wholly owned subsidiary, to Process Systems International, Inc., a subsidiary of Chart Industries, Inc., for consideration of $5.7 million, consisting of $650,000 in cash and a promissory note of $5.0 million, to be paid in installments over four years from the date of sale.

  Net assets from discontinued operations in the accompanying consolidated balance sheet is $2.7 million, composed of $236,000 of net current assets and $2.5 million of net non-current assets as of December 31, 1994. These amounts consist primarily of accounts receivable, contract related assets and liabilities, property, plant and equipment and related liabilities.

  Revenues applicable to discontinued operations were $15.1 million, $30.6 million, and $27.9 million in 1994, 1993, and 1992, respectively. Discontinued operations, net in the accompanying consolidated statements of income is composed of the following for the years ended December 31:


Dollars in thousands                                               1994   1993   1992
                                                                  ------  -----  -----
Income (loss) from operations, net of income tax expense
 (benefit) of $(214) in 1994, $337 in 1993 and $612 in 1992.      $(493)  $ 471  $ 820

Gain from disposal, net of income tax expense of $383 in 1994.      573       -      -
                                                                  -----   -----  -----
                                                                  $  80   $ 471  $ 820
                                                                  =====   =====  =====

Accounts and Notes Receivable

On December 31, 1994 and 1993, accounts receivable included approximately $17.7 million and $15.2 million, respectively, which have been billed under retainage provisions in contracts and will become due upon completion of the contracts. Accounts receivable on December 31, 1994 included approximately $1.4 million which is expected to be collected after December 31, 1995. The allowance for doubtful accounts was approximately $1.0 million on December 31, 1994 and 1993, respectively.

  The majority of accounts receivable are from customers in various locations and industries throughout the United States. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates.

Inventories

Inventories aggregating approximately $18.3 million and $14.5 million on December 31, 1994 and 1993, respectively, are valued at the lower of LIFO cost or market. If these amounts had been valued on the FIFO method, which approximates replacement cost, these amounts would have been approximately $14.7 million and $13.0 million higher than reported on December 31, 1994 and 1993, respectively.

  Inventories carried on a FIFO basis were $1.6 million and $3.6 million on December 31, 1994 and 1993, respectively.

Costs and Estimated Profits on Uncompleted Contracts

   Costs and estimated profits on uncompleted contracts are summarized as follows for December 31:

                                                                                           1994            1993
                                                                                      -------------   -------------
Costs incurred on uncompleted contracts                                               $ 533,689,497   $ 413,203,152
Estimated profits                                                                        54,272,616      45,266,904
                                                                                      -------------   -------------
                                                                                        587,962,113     458,470,056
Billings to date                                                                       (572,078,262)   (440,171,171)
                                                                                      -------------   -------------
                                                                                      $  15,883,851   $  18,298,885
                                                                                      =============   =============

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions for December 31:


                                                                                           1994           1993
                                                                                      -------------   -------------
Costs and estimated profits in excess of billings                                     $ 30,193,058    $ 28,618,657
Billings in excess of costs and estimated profits                                      (14,309,207)    (10,319,772)
                                                                                      ------------    ------------
                                                                                      $ 15,883,851    $ 18,298,885
                                                                                      ============    ============

Other Assets

Other assets include prepaid pension costs, notes receivable and foreign marketable equity securities. During 1994, the Company sold an investment in PDM Saudi Arabia, a joint venture, and realized a gain of approximately $2.7 million. On December 31, 1994 and 1993, the Company held 11,000 shares of a foreign marketable equity security at a cost of $1,162 with a market value of $65,000 as of December 31, 1994. In 1992, the Company sold 133,100 shares and realized a gain of approximately $970,000.

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

  Plan assets on December 31, 1994 consisted primarily of listed stocks, bonds, investments in pooled funds and group annuity contracts of insurance carriers.

  The Company also makes contributions to certain multi-employer defined benefit pension plans for field union employees. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of man-hours worked. Company contributions and cost recognized for these plans were approximately $675,000, $521,000 and $598,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The estimated accumulated plan benefits and plan assets for these plans are not available.

  The Company sponsors defined contribution plans which cover nearly all salaried employees, certain hourly groups in accordance with their union labor contracts and nearly all non-union field employees. Based upon the plan, the Company contributions represent either a stated matching percentage of the participant's basic contribution or a stated rate per hour worked. Company contributions and cost recognized for these plans were $1.3 million, $1.2 million and $1.8 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Net periodic pension expense (income) for the Company's continuing operations defined benefit pension plans include the following components for the years ended December 31:

                                                      1994          1993          1992
                                                  ------------  ------------  ------------
Service cost-benefits earned during the period    $ 1,287,601   $ 1,115,407   $ 1,020,083
Interest cost on projected benefit obligation       3,727,962     3,538,634     3,379,094
Actual (return) loss on plan assets                   677,553    (5,581,253)   (2,920,634)
Net amortization, deferral and other               (6,038,666)      535,543    (2,420,376)
                                                  -----------   -----------   -----------
Net periodic pension (income)                     $  (345,550)  $  (391,669)  $  (941,833)
                                                  ===========   ===========   ===========


As a result of restructuring activities, curtailment losses of $218,000 are reflected in the net amortization and deferral component of net periodic pension expense for the year ended December 31, 1993. The following assumptions were used in the determination of net periodic cost for the years ended December 31:

                                                1994   1993   1992
                                                -----  -----  -----
Discount rate                                    7.5%   8.9%   8.9%
Rates of increase in compensation levels         6.0%   6.5%   6.5%
Expected long-term rates of return on assets     9.0%   9.0%   9.0%

Interest rates used to discount actuarial liabilities to present value at December 31, 1994 and 1993 were 8.5 percent and 7.5 percent, respectively.

The following table sets forth the status of the Company's defined benefit pension plans:


                                                            December 31, 1994                   December 31, 1993
                                                   ------------------------------------   -----------------------------
                                                      Plans Whose         Plans Whose       Plans Whose     Plans Whose
                                                     Assets Exceed        Accumulated      Assets Exceed    Accumulated
                                                      Accumulated           Benefits        Accumulated       Benefits
                                                        Benefits         Exceed Assets        Benefits     Exceed Assets

Actuarial present value of benefit obligations:
 Vested benefit obligation                              $ 35,236,306         $ 4,739,165    $ 36,239,672     $ 4,847,060
                                                        ============         ===========    ============     ===========
 Accumulated benefit obligation                         $ 36,166,544         $ 5,013,504    $ 37,130,744     $ 5,109,075
                                                        ============         ===========    ============     ===========

Plan assets at fair value                               $ 47,878,627         $ 3,598,344    $ 51,697,963     $ 3,604,678
Projected benefit obligation                             (42,565,855)         (5,445,862)    (44,543,929)     (5,797,994)
                                                        ------------         -----------    ------------     -----------
Plan assets in excess of (less than)
 projected benefit obligation                              5,312,772          (1,847,518)      7,154,034      (2,193,316)
Unrecognized net loss                                      3,149,077             250,015       2,628,690         721,312
Unrecognized net (asset) obligation                       (4,194,771)            (65,528)     (4,967,955)         (4,169)
Unrecognized prior service cost                            1,624,892             886,579         434,241         645,403
Adjustment to recognize minimum
 liability                                                         -            (711,847)              -        (774,134)
                                                        ------------         -----------    ------------     -----------
Pension asset (liability) recognized in
Consolidated Statements of Financial Condition          $  5,891,970         $(1,488,299)   $  5,249,010     $(1,604,904)
                                                        ============         ===========    ============     ===========

Amounts shown above for Plans Whose Accumulated Benefits Exceed Assets at December 31, 1994 and 1993 exclude the Projected benefit obligation of $4.2 million and $4.6 million, respectively, and associated plan assets of $3.6 million and $3.3 million, respectively, relating to discontinued operations.

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

Accrued Liabilities

On July 11, 1993, the Company's Des Moines Steel Construction plant, and the Engineered Construction Division's office building, both located in Des Moines, Iowa, were severely damaged by the devastating flood in the Midwest. The Company has completed the flood related cleanup of both facilities and has incurred substantially all of the costs associated with the flood. Actual flood related costs through December 31, 1994 were $8.5 million with estimated future costs of approximately $500,000. During the fourth quarter of 1994, the Company reversed approximately $1.0 million of anticipated flood costs since it was determined that these costs would not be incurred. The Engineered Construction Division now operates from a newly constructed office building located in Clive, Iowa.

  On November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment was in the process of erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. An investigation is being conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department. OSHA has cited the Company for safety violations and has assessed $147,000 in fines and penalties, which the Company is contesting. The Justice Department, as required by OSHA law, is investigating whether to institute criminal action against the Company as a result of the accident. The Company cannot predict whether or not such action will be instituted. If such action is commenced, and the Company is found in violation of these laws, management believes that the resulting fines, penalties and costs of defense, which would be uninsured, would not be material to the Company's financial condition, although it could be material to the Company's reported results of operations for the period in which such payments are incurred. The Company believes that it has significant and meritorious defenses to any such charges and intends to vigorously defend them. Although the Company has insurance coverages containing various deductible clauses totalling $1.5 million, the Company and its insurance carriers are assessing the damages and related policy coverages. A charge of $2.0 million was recorded in the fourth quarter of 1993 relating to this accident. There may be uninsured costs relating to this accident for which PDM would be liable.

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (ESOP) which provides salaried employees, who have at least one year of continuous service, an opportunity to own Company Common Stock and to accumulate additional retirement benefits. The Company's contributions, whether in cash or in stock, are determined annually by the Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction. Company contributions are 100 percent vested after five years of continuous service. The ESOP contribution is allocated to the participant's account based upon the actual salary paid to the participant during that year. The Company's contributions, recorded as compensation expense, were approximately $507,000, $543,000 and $557,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

Revolving Credit Facility

The Company has an unsecured revolving credit agreement with several banks from which it may borrow up to $40 million. This agreement matures on December 31, 1996, at which time all borrowings must be repaid in full. This agreement contains an annual option to renew for an additional one-year period, subject to lender approval. The agreement provides for various interest rate options at the Company's election. A commitment fee of one-fourth of one percent per annum is charged on any unused amount of this revolving credit commitment. This agreement contains restrictive financial covenants that require minimum levels of net worth and maintenance of specific financial ratios. On December 31, 1994, $22.0 million of borrowings, at the prime rate, and $13.0 million of stand-by letters of credit were outstanding under this agreement.

  The Company made cash payments of interest totaling $613,000 for the year ended December 31, 1994 and $385,000 and $562,000 for the years ended December 31, 1993 and 1992, respectively.

Income Taxes

The income tax expense (benefit) included in the Consolidated Statements of Income is as follows for the years ended December 31:


                                1994        1993         1992
                             ----------  -----------  -----------
Current:
 Federal                     $3,415,816  $1,558,663   $2,947,596
 State                          800,000     141,166      560,598
 Foreign                        408,048      94,837       23,309
                             ----------  ----------   ----------
 Total current                4,623,864   1,794,666    3,531,503

Deferred:
 Federal                      1,716,378    (736,852)    (640,770)
 State                          504,752    (216,693)    (188,462)
                             ----------  ----------   ----------
 Total deferred               2,221,130    (953,545)    (829,232)
                             ----------  ----------   ----------
 Total income tax expense    $6,844,994  $  841,121   $2,702,271
                             ==========  ==========   ==========


The income tax expense (benefit) applicable to continuing and discontinued operations is as follows for the years ended December 31:

                                                  1994        1993         1992
                                               ----------  -----------  -----------

Provision for continuing operations:
 Current                                       $4,535,213  $1,484,005   $2,695,384
 Deferred                                       2,141,058    (979,567)    (605,261)
                                               ----------  ----------   ----------
Total provision for continuing operations       6,676,271     504,438    2,090,123

Provisions for discontinued operations:
 Current                                           88,651     310,661      836,164
 Deferred                                          80,072      26,022     (224,016)
                                               ----------  ----------   ----------
Total provision for discontinued operations       168,723     336,683      612,148
                                               ----------  ----------   ----------
Total income tax expense                       $6,844,994  $  841,121   $2,702,271
                                               ==========  ==========   ==========

A reconciliation of statutory federal income tax to the income tax expense on the income from continuing operations is as follows for the years ended December 31:

                                                   1994        1993        1992
                                                -----------  ---------  -----------
Statutory federal income tax expense            $6,343,072    $364,282  $2,097,700
Increase (decrease) in taxes resulting from:
 Tax benefit from sale of PDM Saudi Arabia        (525,936)          -           -
 State taxes less federal benefit                  521,482      68,090     341,427
 Other, net                                        337,653      72,066    (349,004)
                                                ----------    --------  ----------
 Income tax expense-continuing operations       $6,676,271    $504,438  $2,090,123
                                                ==========    ========  ==========

Deferred taxes reflected the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows for December 31:

                                         1994        1993
                                      ----------  ----------
Deferred tax assets:
 Casualty and liability insurance     $2,851,135  $4,503,964
 Contract related amounts                156,233     553,450
 Inventory                               369,115     569,402
 Employee benefits                     1,644,065   1,486,094
 Accounts receivable allowance           347,200     390,320
 Accrued expenses related to flood             -     435,450
                                      ----------  ----------
 Total deferred tax assets            $5,367,748  $7,938,680
                                      ==========  ==========
Deferred tax liabilities:
 Accelerated depreciation             $3,016,078  $3,432,995
 Pensions                              2,210,302   2,070,754
 Other                                   346,685     196,912
                                      ----------  ----------
 Total deferred tax liabilities       $5,573,065  $5,700,661
                                      ==========  ==========

Income taxes paid for the years ended December 31, 1994, 1993 and 1992 were approximately $3.7 million, $1.1 million and $5.6 million, respectively.

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

  The following table summarizes option activity for the two years ended December 31, 1994:

                                                        Option Price Range
                                             Shares          Per Share
                                           ----------   ------------------
Outstanding on December 31, 1992                76,500     $30.75-$37.25
                                               -------     -------------
Exercised                                       (2,500)    $30.75
Surrendered                                     (8,500)    $30.75
                                               -------     -------------
Outstanding on December 31, 1993                65,500     $30.75-$37.25
                                               =======     =============
Outstanding on December 31, 1994                65,500     $30.75-$37.25
                                               =======     =============
Exercisable:
December 31, 1993                               43,625     $30.75-$37.25
December 31, 1994                               61,500     $30.75-$37.25
                                               =======     =============
Available for future grant:
December 31, 1993                              130,000
December 31, 1994                              130,000
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

  The Company is participating as a potentially responsible party (PRP) at three different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

  Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company; accordingly, no provision for such liability has been recorded in the accompanying financial statements.

Commitments

On April 19, 1990, the Company entered into agreements with members of the Jackson family, principal stockholders, to purchase shares of the Company's Common Stock upon the stockholder's death. Consummation of the transactions with the estates of such shareholders were, in each case, contingent upon the amount of such estate's holdings in shares of the Company's Common Stock. The requirements to purchase these shares have not been met.

Business Segment Information                              Years ended December 31,
                                                     1994           1993           1992
                                                 ------------   ------------   ------------
Earned Revenue
 Engineered Construction Division                $177,337,825   $128,444,623   $187,926,709
 Steel Construction                               101,871,144     95,755,727     81,610,826
 Steel Service Centers                            128,851,654     99,506,546     85,505,278
                                                 ------------   ------------   ------------
                                                 $408,060,623   $323,706,896   $355,042,813
                                                 ============   ============   ============
Income (Loss) from Operations
 Engineered Construction Division                $ 11,180,896   $ (1,716,243)  $  5,964,269
 Steel Construction                                 2,767,438        430,963        394,589
 Steel Service Centers                              7,528,151      5,068,260      5,032,076
 Corporate and other                               (5,968,768)    (6,472,186)    (6,710,268)
                                                 ------------   ------------   ------------
                                                 $ 15,507,717   $ (2,689,206)  $  4,680,666
                                                 ============   ============   ============
Identifiable Assets
 Engineered Construction Division                $ 61,826,921   $ 49,564,994   $ 49,092,935
 Steel Construction                                75,024,678     48,941,685     44,828,049
 Steel Service Centers                             41,421,278     33,221,009     25,648,817
 Corporate and other                               33,243,223     33,904,461     30,723,794
                                                 ------------   ------------   ------------
 Continuing operations                            211,516,100    165,632,149    150,293,595
 Discontinued operations                            2,685,379     12,170,808     15,780,805
                                                 ------------   ------------   ------------
                                                 $214,201,479   $177,802,957   $166,074,400
                                                 ============   ============   ============
Capital Expenditures
 Engineered Construction Division                $  3,868,223   $    881,772   $  1,576,912
 Steel Construction                                   660,540      1,493,362      1,783,155
 Steel Service Centers                              3,375,412      1,561,748      1,120,754
 Corporate and other                                   14,845          4,684         10,300
                                                 ------------   ------------   ------------
 Continuing operations                              7,919,020      3,941,566      4,491,121
 Discontinued operations                               23,987        158,920        181,246
                                                 ------------   ------------   ------------
                                                 $  7,943,007   $  4,100,486   $  4,672,367
                                                 ============   ============   ============
Depreciation
 Engineered Construction Division                $  1,906,768   $  1,543,513   $  1,722,082
 Steel Construction                                 1,902,787      1,674,637      1,628,400
 Steel Service Centers                              1,192,176        883,991        911,584
 Corporate and other                                   35,024         43,244         52,058
                                                 ------------   ------------   ------------
 Continuing operations                              5,036,755      4,145,385      4,314,124
 Discontinued operations                              593,254        631,520        619,159
                                                 ------------   ------------   ------------
                                                 $  5,630,009   $  4,776,905   $  4,933,283
                                                 ============   ============   ============

In 1994, Steel Construction's earned revenue includes $48.3 million related to the McCormick Place Exhibition Center. In 1993, Steel Construction's earned revenue included $39.5 million related to the United States Post Office project. For the year ended 1992, neither any single customer, nor any customer outside the United States, accounted for 10 percent or more of total earned revenue.

Two Year Quarterly Results of Operation

As indicated in the Notes To Consolidated Financial Statements, during the fourth quarter of 1994, the Company sold a substantial portion of CVI Incorporated. The results of operations have been restated to report CVI as a discontinued operation as follows:

                                                                             Quarters ended
                                                          ----------------------------------------------------
                                                          March 31,   June 30,   September 30,   December 31,
                                                          ----------  ---------  --------------  -------------
1994
Earned revenue as reported                                  $98,483   $105,818        $111,861       $106,980
Less discontinued operations                                  3,261      5,160           4,357          2,304
                                                            -------   --------        --------       --------
 Earned revenue from continuing operations                   95,222    100,658         107,504        104,676
                                                            -------   --------        --------       --------
Gross profit as reported                                      9,680     12,004          13,513         17,678
Less discontinued operations                                    440        825             718            471
                                                            -------   --------        --------       --------
 Gross profit from continuing operations                      9,240     11,179          12,795         17,207
                                                            -------   --------        --------       --------
Income before taxes as reported                                 604      3,695           6,801          7,805
Less discontinued operations                                   (628)      (113)            (83)         1,073
                                                            -------   --------        --------       --------
 Income before taxes from continuing operations               1,232      3,808           6,884          6,732
                                                            -------   --------        --------       --------
Income from continuing operations                               758      2,300           4,805          4,117
Income (loss) from discontinued operations                     (388)       (70)            (51)           589
                                                            -------   --------        --------       --------
 Net income                                                 $   370   $  2,230        $  4,754       $  4,706
                                                            =======   ========        ========       ========
Net income (loss) per share:
 Continuing operations                                      $   .33   $    .99        $   2.06       $   1.77
 Discontinued operations                                       (.17)      (.03)           (.02)           .25
                                                            -------   --------        --------       --------
 Net income per share                                       $   .16   $    .96        $   2.04       $   2.02
                                                            =======   ========        ========       ========
1993
Earned revenue as reported                                  $81,909   $ 90,374        $ 92,320       $ 89,744
Less discontinued operations                                  7,674      8,861           6,706          7,399
                                                            -------   --------        --------       --------
 Earned revenue from continuing operations                   74,235     81,513          85,614         82,345
                                                            -------   --------        --------       --------
Gross profit as reported                                      8,082      7,379          10,716          9,546
Less discontinued operations                                  1,889      1,262           1,058          1,185
                                                            -------   --------        --------       --------
 Gross profit from continuing operations                      6,193      6,117           9,658          8,361
                                                            -------   --------        --------       --------
Income (loss) before taxes as reported                       (1,419)    (1,857)          4,773            382
Less discontinued operations                                    767        256             (10)          (205)
                                                            -------   --------        --------       --------
 Income (loss) before taxes from continuing operations       (2,186)    (2,113)          4,783            587
                                                            -------   --------        --------       --------
Income (loss) from continuing operations                     (1,353)    (1,245)          2,852            313
Income (loss) from discontinued operations                      474        158              (6)          (155)
                                                            -------   --------        --------       --------
 Net income (loss)                                          $  (879)  $ (1,087)       $  2,846       $    158
                                                            =======   ========        ========       ========

Net income (loss) per share:
 Continuing operations                                      $  (.58)  $   (.54)       $   1.22       $    .14
 Discontinued operations                                        .20        .07            0.00           (.07)
                                                            -------   --------        --------       --------
 Net income (loss) per share                                $  (.38)  $   (.47)       $   1.22       $    .07
                                                            =======   ========        ========       ========

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant (1)

  Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated March 31, 1995 (Proxy Statement) which information is incorporated herein by reference.

  The principal executive officers of the Company and their recent business experience are as follows:

W. R. Jackson, age 86

  Director since 1940;

  Chairman Emeritus since 1988; formerly Chairman of the Board since 1971. Mr. Jackson has been with the Company since 1936.

P. O. Elbert, age 64 (2)

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

W. W. McKee, age 56 (3)

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

R. A. Byers, age 47 (3)

  Treasurer since 1988 and Vice President, Finance and Administration since 1987; formerly Vice President, Finance since 1984; formerly Controller since 1982; formerly Assistant Controller since 1981; formerly Manager of Financial Reporting since 1979; and formerly with Ernst & Young LLP for ten years.

T. R. Lloyd, age 46 (3)

  Secretary and General Counsel since 1990; formerly Senior Attorney of Buchanan Ingersoll Professional Corporation, since 1989; formerly Vice President, Secretary and General Counsel for Arch Mineral Corporation since 1984; and formerly Director and Secretary of U.S. Steel Mining Co., Inc. since 1979.

____________________
(1) Except where otherwise indicated, all references are to positions held with Pitt-Des Moines, Inc. Each executive officer of the Company is elected annually by the Board of Directors until his successor is elected and qualified, and each has served continually as an officer since first elected.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report:

  1. The following consolidated financial statements of Pitt-Des Moines, Inc. and subsidiaries are included in Item 8:

                                                              Page Number
                                                             in This Report
                                                             --------------
     Report of Independent Auditors                                15

     Consolidated Statements of Income -- Years Ended
     December 31, 1994, 1993 and 1992                              16

     Consolidated Balance Sheets as of
     December 31, 1994 and 1993                                   17-18

     Consolidated Statements of Cash Flows -- Years Ended
     December 31, 1994, 1993 and 1992                               19

     Consolidated Statements of Stockholders' Equity --
     Years Ended December 31, 1994, 1993 and 1992                   20

     Notes To Consolidated Financial Statements                    21-37


  2. The following consolidated financial statement schedule of Pitt-Des Moines, Inc. and subsidiaries is included in Item 14(d):

     II.   Valuation and Qualifying Accounts for years ended
           December 31, 1994, 1993 and 1992                         46

Item 14.  Exhibits, Financial Statement Schedules and Reports on form 8-K
(Cont'd)

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

  4.2 First Amendment dated November 23, 1992 to Credit Agreement filed as Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  4.3    Second Amendment dated June 10, 1993 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)

  4.4    Third Amendment dated December 16, 1993 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

  4.5    Fourth Amendment dated June 14, 1994 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarter report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

  4.6 Fifth Amendment dated December 8, 1994 to Credit Agreement filed as Exhibit 4.1 hereto (filed herewith)

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(Cont'd)


 10.3*   Agreement executed by and between the Company and T. R. Lloyd
         (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

 10.4*   Severance Pay Agreement executed by and between the Company and
         P. O. Elbert (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

 10.5* Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

 10.6* Summary of Company's 1994 Management Incentive Plan (MIP) (filed herewith)

 10.7* Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed herewith)

 10.8* Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's Registration Statement No. 33-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

 10.9*   Investment Letter and Registration Rights Agreement dated
         September 21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

 10.10*  Investment Letter and Registration Rights Agreement dated
         September 21, 1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

 11      Computation of Per Share Earnings (filed herewith)

 13 "Review of Operations" from Annual Report to Stockholders for fiscal year ended December 31, 1994 (filed herewith)

 21      Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

 23      Consent of Independent Auditors, Ernst & Young LLP (filed herewith)

 27      Financial Data Schedule

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(Cont'd)


(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

------------------------

* Denotes management contract or compensatory plan or arrangement.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PITT-DES MOINES, INC.


March 29, 1995                                    By:  /s/  Wm. W. McKee
                                                  ----------------------------
                                                            Wm. W. McKee
                                                            President
                                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signatures                              Title                    Date

Principal Executive Officer:


  /s/   Wm. W. McKee                  President, Chief           March 29, 1995
------------------------------------  Executive Officer and
        Wm. W. McKee                  Director


Principal Financial and Accounting Officer:


  /s/   R. A. Byers                   Chief Financial Officer    March 29, 1995
------------------------------------  and Chief Accounting
        R. A. Byers                   Officer


Other Directors:

  /s/   J. C. Bates                   Director                   March 29, 1995
------------------------------------
        J. C. Bates


 /s/    R. W. Dean                    Director                   March 29, 1995
------------------------------------
        R. W. Dean

   Signatures                              Title                    Date


 /s/    P. O. Elbert                  Director                    March 29, 1995
------------------------------------
        P. O. Elbert


 /s/    W. R. Jackson                 Director                    March 29, 1995
------------------------------------
        W. R. Jackson

 /s/    W. R. Jackson, Jr.            Director                    March 29, 1995
------------------------------------
        W. R. Jackson, Jr.

 /s/    W. E. Lewellen                Director                    March 29, 1995
------------------------------------
        W. E. Lewellen

 /s/    J. H. Long                    Director                    March 29, 1995
------------------------------------
        J. H. Long

 /s/    A. J. Paddock                 Director                    March 29, 1995
------------------------------------
        A. J. Paddock


 /s/    P. J. Townsend                Director                    March 29, 1995
------------------------------------
        P. J. Townsend

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             Pitt-Des Moines, Inc.

                                                      Additions     Deductions(1)
                                                     ------------  --------------
                                        Balance at    Charged to
                                       Beginning of    Costs and       Credited    Balance at End
Description                              Period        Expenses        to Asset      of Period
-----------                            ------------   ----------      ----------   --------------
Deducted from accounts receivable
as allowance for doubtful accounts:

Year ended December 31, 1994             $975,000      $209,000        $261,000       $923,000

Year ended December 31, 1993           $1,011,000      $911,000        $947,000       $975,000

Year ended December 31, 1992           $1,013,000      $157,000        $159,000     $1,011,000


---------------------
(1)  Write-off of accounts deemed to be uncollectible

                                 EXHIBIT INDEX

  3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

  3.2 Bylaws, as amended to date (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

  4.1 Amended and Restated Credit Agreement dated as of June 30, 1992 by and among Pitt-Des Moines, Inc. and Pittsburgh National Bank, Wells Fargo Bank, N.A. and American National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  4.2  First Amendment dated November 23, 1992 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  4.3  Second Amendment dated June 10, 1993 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)

  4.4  Third Amendment dated December 16, 1993 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

  4.5  Fourth Amendment dated June 14, 1994 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

  4.6  Fifth Amendment dated December 8, 1994 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed herewith)

 10.1 Agreement executed by and between the Company and W. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

 10.2 Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

 10.3 Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

 10.4 Severance Pay Agreement executed by and between the Company and P. O. Elbert (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

 10.5 Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

 10.6 Summary of Company's 1994 Management Incentive Plan (MIP) (filed herewith)

 10.7 Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed herewith)

 10.8 Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's Registration Statement No. 33-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

 10.9  Investment Letter and Registration Rights Agreement dated September
       21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

 10.10 Investment Letter and Registration Rights Agreement dated September
       21, 1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

 11    Computation of Per Share Earnings (filed herewith)

 13 "Review of Operations" from Annual Report to Stockholders for fiscal year ended December 31, 1994 (filed herewith)

 21    Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

 23    Consent of Independent Auditors, Ernst & Young LLP (filed herewith)

 27    Financial Data Schedule