Form 10-Q
period 1995-03-31
PITT DES MOINES INC
filed 1995-05-12
CIK 78853

================================================================================

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                             --------------------

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                               -----    -----

                        Commission file number I-5259

                             --------------------

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

                             ---------------------

          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

    On March 31, 1995, 2,321,903 shares of Common Stock were outstanding.

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

                        Part I.  Financial Information

Item 1.  Financial Statements

                            PITT-DES MOINES, INC.
                      Consolidated Statements of Income
                                 (Unaudited)

                                                   For the three months ended
                                                             March 31,
                                                   --------------------------
(in thousands, except per share amounts)                1995         1994
                                                   ------------  ------------
Earned revenue                                       $ 119,242   $ 95,222
Cost of earned revenue                                (105,947)   (85,982)
                                                     ---------   --------
  Gross profit from operations                          13,295      9,240
Selling, general and administrative expenses            (9,251)    (8,085)
                                                     ---------   --------
  Income from operations                                 4,044      1,155

Other income/(expense):
  Interest income                                          165        136
  Interest expense                                        (520)       (61)
  Gain (loss) on sale of assets                              9         (4)
  Miscellaneous, net                                         1          6
                                                     ---------   --------
                                                          (345)        77
                                                     ---------   --------
  Income from continuing operations before taxes         3,699      1,232
Income taxes                                             1,420        474
                                                     ---------   --------
  Income from continuing operations                      2,279        758
  Loss from discontinued operations, net of taxes            0       (388)
                                                     ---------   --------
  Net income                                         $   2,279   $    370
                                                     =========   ========
Per Share
  Continuing operations                              $     .98   $    .33
  Discontinued operations                                  .00       (.17)
                                                     ---------   --------
  Net income per common share                        $     .98   $    .16
                                                     =========   ========
  Dividend paid                                      $     .25   $   .225
  Average common shares outstanding (in 000's)           2,322      2,324


CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                     $  79,202   $ 69,056
  Net income                                             2,279        370
  Dividends paid                                          (581)      (523)
                                                     ---------   --------
Balance at end of period                             $  80,900   $ 68,903
                                                     =========   ========

See Notes to Consolidated Financial Statements.

                            PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition


                                              March 31,   December 31,
                                                1995          1994
                                             -----------  -------------
(in thousands)                               (Unaudited)
Assets

Current Assets

 Cash and cash equivalents                     $  1,567       $ 11,668
 Accounts receivable including retentions
 (less allowances:  1995-$932; 1994-$868)        84,675         90,732
 Inventories                                     23,030         19,867
 Costs and estimated profits in excess
  of billings                                    29,681         30,193
 Deferred income taxes                            5,368          5,368
 Prepaid expenses                                 2,694            932
                                               --------       --------
   Total Current Assets                         147,015        158,760


Other Assets                                     10,414         10,330

Net Assets of Discontinued Operations             3,792          2,685

Property, Plant and Equipment
 Land                                             6,960          6,960
 Buildings                                       30,322         30,370
 Machinery and equipment                         60,141         59,265
                                               --------       --------
                                                 97,423         96,595
Allowances for depreciation                     (55,419)       (54,169)
                                               --------       --------
 Net Property, Plant and Equipment               42,004         42,426
                                               --------       --------
                                               $203,225       $214,201
                                               ========       ========


See Notes to Consolidated Financial Statements.

                            PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition

                                                        March 31,   December 31,
                                                          1995          1994
(in thousands)                                        ------------   ----------
                                                       (Unaudited)
Liabilities

Current Liabilities
 Accounts payable                                         $ 31,362     $ 47,328
 Accrued compensation, related taxes and benefits           10,480       10,583
 Other accrued expenses                                      3,814        3,163
 Accrued expenses related to flood                             202          500
 Billings in excess of costs and estimated profits          13,772       14,309
 Income taxes                                                3,204        2,118
 Casualty and liability insurance                            9,522        8,950
                                                         ---------     --------
    Total Current Liabilities                               72,356       86,951

Revolving Credit Facility                                   24,000       22,000

Deferred Income Taxes                                        5,573        5,573

Minority Interest                                            1,049        1,128

Contingencies and Commitments

Stockholders' Equity

 Preferred stock - par value $.01 per share;
  authorized 3,000,000 shares; issued - none
 Common stock - no par value; authorized
  15,000,000 shares; issued 2,982,156 shares                33,549       33,549
 Retained earnings                                          80,900       79,202
                                                          --------     --------
                                                           114,449      112,751
 Treasury stock at cost
  (1995 and 1994 - 660,253 shares)                         (14,202)     (14,202)
                                                          --------     --------
   Total Stockholders' Equity                              100,247       98,549
                                                          --------     --------
                                                          $203,225     $214,201
                                                          ========     ========

See Notes to Consolidated Financial Statements.

                            PITT-DES MOINES, INC.
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     For the three months ended
                                                               March 31,
                                                     ---------------------------
(in thousands)                                            1995        1994
                                                     ------------   --------
Cash Flow From Operating Activities
 Net income                                              $  2,279   $    370
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
 Depreciation                                               1,477      1,102
 Discontinued operations                                   (1,107)       771
 (Gain)/Loss on sale of assets                                 (9)         4
 Minority interest, net of dividends paid                     (79)       (61)
 Other non-cash credits, net                                 (120)      (120)
   Change in certain assets and liabilities
    (using) or providing cash:
   Accounts receivable                                      6,057     (6,664)
   Inventories                                             (3,163)    (1,625)
   Prepaid expenses                                        (1,762)    (1,013)
   Costs, estimated profits and billings, net                 (25)     5,801
   Accounts payable                                       (15,966)   (13,673)
   Accrued liabilities                                        822      1,806
   Income taxes                                             1,086        351
                                                         --------   --------
 Net cash utilized by operating activities                (10,510)   (12,951)

Cash Flows from Investing Activities
 Capital expenditures                                      (1,068)      (720)
 Proceeds from sales of assets                                 22         18
 Change in investments and other assets                        36         (4)
                                                         --------   --------
 Net cash utilized by investing activities                 (1,010)      (706)

Cash Flows from Financing Activities
 Proceeds from debt obligations                             2,000      6,000
 Payments of debt obligations                                   0     (6,000)
 Dividends paid                                              (581)      (523)
                                                         --------   --------
 Net cash provided (utilized) by financing activities       1,419       (523)
                                                         --------   --------
 Decrease in cash and cash equivalents                    (10,101)   (14,180)
 Cash and cash equivalents at beginning of year            11,668     15,946
                                                         --------   --------
Cash and cash equivalents at end of period               $  1,567   $  1,766
                                                         ========   ========

See Notes to Consolidated Financial Statements.

                            PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

Note A.  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The December 31, 1994 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note B.  Costs and Estimated Profits on Uncompleted Contracts

  Costs and estimated profits on uncompleted contracts are summarized as follows:

                                             March 31,   December 31,
(in thousands)                                 1995          1994
                                           ------------- ------------
Costs incurred on uncompleted contracts     $ 601,828     $ 533,689
Estimated profits                              63,969        54,273
                                            ---------     ---------
                                              665,797       587,962
Less:  Billings to date                      (649,888)     (572,078)
                                            ---------     ---------
                                            $  15,909     $  15,884
                                            =========     =========

  Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:


                                                      March 31,     December 31,
(in thousands)                                           1995          1994
                                                     -----------    -----------
Costs and estimated profits in excess of billings      $ 29,681     $ 30,193
Billings in excess of costs and estimated profits       (13,772)     (14,309)
                                                       --------     --------
                                                       $ 15,909     $ 15,884
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

  On November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment was in the process of erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. An investigation is being conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department. OSHA has cited the Company for safety violations and has assessed $147,000 in fines and penalties. On April 28, 1995 an Administrative Law Judge dismissed the citation, fines and penalties. OSHA has 30 days in which to appeal the dismissal. The Justice Department, as required by OSHA law, is investigating whether to institute criminal action against the Company as a result of the accident. The Company cannot predict whether or not such action will be instituted. If such action is commenced, and the Company is found in violation of these laws, management believes that the resulting fines, penalties and costs of defense, which would be uninsured, would not be material to the Company's financial condition, although it could be material to the Company's reported results of operations for the period in which such payments are incurred. The Company believes that it has significant and meritorious defenses to any such charges and intends to vigorously defend them. Although the Company has insurance coverages containing various deductible clauses totalling $1.5 million, the Company and its insurance carriers are assessing the damages and related policy coverages. A charge of $2.0 million was recorded in the fourth quarter of 1993 relating to this accident. There may be uninsured costs relating to this accident for which PDM would be liable.

  Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company; accordingly, no provision for such liability has been recorded in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three months ended March 31, 1995 compared with three months ended March 31, 1994.

The Company reported net income of $2.3 million or $.98 per share on earned revenue of $119.2 million for the quarter ended March 31, 1995. These results compare with net income of $370,000 or $.16 per share on earned revenue of $95.2 million for the quarter ended March 31, 1994.

During the first quarter of 1995, all of the Company's business segments realized increases in earned revenue and operating profitability compared with the same period in 1994.

New awards of $84.6 million were reported for the period ended March 31, 1995 as compared to $89.7 million for the quarter ended March 31, 1994. The Company's backlog was $156.4 million on March 31, 1995, down from $193.9 million at December 31, 1994. This decline was primarily the result of Steel Construction, however, awards anticipated in the second quarter of 1995 are likely to improve.

Other expense of $345,000 during the first quarter of 1995, was primarily the result of interest expense associated with borrowings under the revolving credit facility.

During the first quarter of 1995, the Engineered Construction Division capitalized on their backlog as of December 31, 1994. This resulted in an increase of 30 percent in earned revenue and an improvement in profitability as gross profit and operating profitability increased 49 percent and 147 percent, respectively, for the first quarter in 1995 when compared with the same quarter in 1994. New awards for the current period were not at the same level as the previous year period.

Steel Construction experienced a 26 percent increase in revenue for the quarter ended March 31, 1995, when compared to the same period in 1994. Even though building construction represented the majority of revenue, bridge fabrication accounted for the increase. Additionally, gross profit and operating profitability for the current period increased 39 percent and 67 percent, respectively, when compared with the same period in 1994. PDM Bridge Division, starting its first full year of operation within Steel Construction, has made significant contributions to earned revenue and profitability. PDM has capitalized on emerging bridge fabrication opportunities while pursuing available building construction projects.

The Steel Service Centers recorded an 18 percent increase in earned revenue for the first quarter of 1995, when compared with the same quarter in 1994. A combination of an aggressive sales effort and the availability of a broad range of inventory has allowed Steel Service Centers to achieve increases above prior year results in volume, margin and tonnage shipped. During the period ended March 31, 1995, gross profit and operating profitability increased 26 percent and 54 percent, respectively, when compared with the same period in 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1995, the Company's primary source of liquidity was cash and cash equivalents which financed working capital requirements. On March 31, 1995, cash and cash equivalents were $1.6 million compared with $11.7 million on December 31, 1994.

For the three months ended March 31, 1995, cash and cash equivalents decreased $10.1 million primarily due to cash utilized by operating activities. Working capital increased $2.9 million from $71.8 million at December 31, 1994 to $74.7 million for the period ended March 31, 1995.

The cash utilized by operating activities of $10.5 million for the period ended March 31, 1995, was primarily the result of a decrease in accounts payable of $16.0 million offset by a decrease in accounts receivable of $6.1 million.

Capital expenditures primarily for plant machinery and equipment of $1.1 million for the quarter ended March 31, 1995, were the major use of cash in investing activities. For the three months ended March 31, 1994, capital expenditures of $720,000 were primarily for computer and construction equipment. Total expenditures for the year ending December 31, 1995, which are expected to be internally financed, should approximate $7.1 million for plant machinery and equipment. In addition, the Company intends to continue to pursue acquisition opportunities closely aligned with the existing core business.

The net cash provided by financing activities of $1.4 million for the three months ended March 31, 1995, was the result of $2.0 million borrowed under the revolving credit facility and payments of cash dividends of $523,000. On February 28, 1995 the Board of Directors declared an increase in quarterly dividends to $.25 per share of common stock, payable March 31, 1995. Payment of future dividends will be evaluated based upon business conditions. Borrowings under the revolving credit facility of $2.0 million during the first quarter of 1995, were primarily used for working capital components. Subsequently, for the same reason, the Company borrowed an additional $2.0 million under the revolving credit facility on April 25, 1995.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and a $40.0 million unsecured revolving credit facility which matures on December 31, 1996. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On March 31, 1995, $24.0 million of borrowings and $12.5 million of stand-by letters of credit were outstanding under this agreement.

                         Part II - Other Information



Item 1. Legal Proceedings

        Refer to Part I Item 1, "Note C - Contingencies" of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit 11.1 - Computation of earnings per share for the three months ended March 31, 1995 and 1994.

        Exhibit 27 - Financial Data Schedule

  (b)   Reports on Form 8-K.

        There have been no reports on Form 8-K filed by the Company during the quarter ended March 31, 1995.

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



                                        Pitt-Des Moines, Inc.
                                        -------------------------------
                                            (Registrant)



                                        Principal Executive Officer:



Date:  May 12, 1995                     By: /s/ Wm. W. McKee
                                            ----------------
                                                Wm. W. McKee
                                                (President and
                                                Chief Executive Officer)



                                        Principal Financial Officer:



Date:  May 12, 1995                     By: /s/ R. A. Byers
                                            ---------------
                                                R. A. Byers
                                                (Vice President
                                                Finance and Treasurer)

                                EXHIBIT INDEX


Exhibit
Number
- -------
11.1                         Computation of earnings per share for the three
                               months ended March 31, 1995 and 1994

27                           Financial Data Schedule