Form 10-Q
period 1995-06-30
PITT DES MOINES INC
filed 1995-08-14
CIK 78853

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

                 For the quarterly period ended June 30, 1995

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
Yes   X   No
    -----    ----

     On June 30, 1995, 2,321,903 shares of Common Stock were outstanding.
                       ---------

================================================================================

                               TABLE OF CONTENTS

                                                                        Page

Part I - Financial Information

         Item 1.     Financial statements                                 3

         Item 2.     Management's discussion and analysis of
                     financial condition and results of operations       11

Part II - Other Information

         Item 1.    Legal proceedings                                    14

         Item 4.    Submission of matters to a vote of security holders  14

         Item 6.    Exhibits and reports on Form 8-K                     14

Signatures                                                               15

Exhibit Index                                                            16

                        Part I.  Financial Information

Item 1.  Financial Statements
                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                  For the three months ended
                                                            June 30,
                                                  --------------------------
(in thousands, except per share amounts)               1995         1994
                                                     --------     --------
Earned revenue                                       $113,468     $100,658
Cost of earned revenue                                (98,670)     (89,479)
                                                     --------     --------
  Gross profit from operations                         14,798       11,179
Selling, general and administrative expenses          (10,050)      (8,365)
                                                     --------     --------
  Income from operations                                4,748        2,814

Other income/(expense):
  Interest income                                         180          133
  Interest expense                                       (511)           0
  Gain on sale of assets                                   23          839
  Miscellaneous, net                                     (110)          22
                                                     --------     --------
                                                         (418)         994
                                                     --------     --------
  Income from continuing operations before taxes        4,330        3,808
Income taxes                                            1,703        1,508
                                                     --------     --------
  Income from continuing operations                     2,627        2,300
  Loss from discontinued operations, net of taxes           0          (70)
                                                     --------     --------
  Net income                                         $  2,627     $  2,230
                                                     ========     ========
Per Share
  Continuing operations                              $   1.13     $    .99
  Discontinued operations                                 .00         (.03)
                                                     --------     --------
  Net income per common share                        $   1.13     $    .96
                                                     ========     ========
  Dividend paid                                      $    .25     $   .225
  Average common shares outstanding (in 000's)          2,322        2,324




See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                   For the six months ended
                                                            June 30,
                                                  --------------------------
(in thousands, except per share amounts)               1995         1994
                                                     --------     --------
Earned revenue                                       $ 232,710   $ 195,880
Cost of earned revenue                                (204,617)   (175,461)
                                                     ---------   ---------
  Gross profit from operations                          28,093      20,419
Selling, general and administrative expenses           (19,301)    (16,450)
                                                     ---------   ---------
  Income from operations                                 8,792       3,969

Other income/(expense):
  Interest income                                          345         269
  Interest expense                                      (1,031)        (61)
  Gain on sale of assets                                    32         835
  Miscellaneous, net                                      (109)         28
                                                     ---------   ---------
                                                          (763)      1,071
                                                     ---------   ---------
  Income from continuing operations before taxes         8,029       5,040
Income taxes                                             3,123       1,982
                                                     ---------   ---------
  Income from continuing operations                      4,906       3,058
  Loss from discontinued operations, net of taxes            0        (458)
                                                     ---------   ---------
  Net income                                         $   4,906   $   2,600
                                                     =========   =========
Per Share
  Continuing operations                              $    2.11   $    1.32
  Discontinued operations                                  .00        (.20)
                                                     ---------   ---------
  Net income per common share                        $    2.11   $    1.12
                                                     =========   =========
  Dividend paid                                      $     .50   $     .45
  Average common shares outstanding (in 000's)           2,322       2,324

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                     $  79,202   $  69,056
  Net income                                             4,906       2,600
  Dividends paid                                        (1,161)     (1,046)
                                                     ---------   ---------
Balance at end of period                             $  82,947   $  70,610
                                                     =========   =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition


                                                       June 30,    December 31,
                                                         1995           1994
                                                       --------    ------------
(in thousands)                                         (Unaudited)
Assets

Current Assets

 Cash and cash equivalents                             $  6,591      $ 11,668
 Accounts receivable including retentions
 (less allowances:  1995-$973; 1994-$868)                81,524        90,732
 Inventories                                             19,900        19,867
 Costs and estimated profits in excess
  of billings                                            33,672        30,193
 Deferred income taxes                                    5,368         5,368
 Prepaid expenses                                         2,697           932
                                                       --------      --------

Total Current Assets                                    149,752       158,760

Other Assets                                              9,845        10,330

Net Assets of Discontinued Operations                     3,616         2,685

Property, Plant and Equipment
 Land                                                     6,960         6,960
 Buildings                                               30,612        30,370
 Machinery and equipment                                 61,336        59,265
                                                       --------      --------
                                                         98,908        96,595
Allowances for depreciation                             (56,643)      (54,169)
                                                       --------      --------
 Net Property, Plant and Equipment                       42,265        42,426
                                                       --------      --------
                                                       $205,478      $214,201
                                                       ========      ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition

                                                      June 30,   December 31,
                                                        1995         1994
                                                      ---------  -------------
(in thousands)                                        (Unaudited)

Liabilities

Current Liabilities
 Accounts payable                                     $ 34,155       $ 47,328
 Accrued compensation, related taxes and benefits       10,150         10,583
 Other accrued expenses                                  3,169          3,163
 Accrued expenses related to flood                         139            500
 Billings in excess of costs and estimated profits      13,394         14,309
 Income taxes                                            1,998          2,118
 Casualty and liability insurance                       10,496          8,950
                                                      --------       --------
Total Current Liabilities                               73,501         86,951

Revolving Credit Facility                               23,000         22,000

Deferred Income Taxes                                    5,573          5,573

Minority Interest                                        1,110          1,128

Contingencies and Commitments

Stockholders' Equity

 Preferred stock - par value $.01 per share;
  authorized 3,000,000 shares; issued - none
 Common stock - no par value; authorized
  15,000,000 shares; issued 2,982,156 shares            33,549         33,549
 Retained earnings                                      82,947         79,202
                                                      --------       --------
                                                       116,496        112,751
 Treasury stock at cost
  (1995 and 1994 - 660,253 shares)                     (14,202)       (14,202)
                                                      --------       --------
Total Stockholders' Equity                             102,294         98,549
                                                      --------       --------
                                                      $205,478       $214,201
                                                      ========       ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                 For the six months ended
                                                          June 30,
                                                 ------------------------
(in thousands)                                       1995         1994
                                                   --------     --------
Cash Flow From Operating Activities
 Net income                                        $  4,906     $  2,600
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
 Depreciation                                         2,945        2,525
 Discontinued operations                               (931)         416
 Gain on sale of assets                                 (32)        (835)
 Minority interest, net of dividends paid               (18)         (10)
 Other non-cash credits, net                           (240)        (240)
   Change in certain assets and liabilities
     (using) or providing cash:
   Accounts receivable                                9,863      (15,122)
   Inventories                                          (33)      (2,277)
   Prepaid expenses                                  (1,765)        (678)
   Costs, estimated profits and billings, net        (4,394)       8,326
   Accounts payable                                 (13,173)      (7,522)
   Accrued liabilities                                  758        2,596
   Income taxes                                        (120)       1,543
                                                   --------     --------
 Net cash utilized by operating activities           (2,234)      (8,678)

Cash Flows from Investing Activities
   Capital expenditures                              (2,882)      (2,914)
   Proceeds from sales of assets                        130          921
   Change in investments and other assets                70           (2)
                                                   --------     --------
   Net cash utilized by investing activities         (2,682)      (1,995)

Cash Flows from Financing Activities
   Proceeds from debt obligations                     4,000        6,000
   Payments of debt obligations                      (3,000)      (6,000)
   Dividends paid                                    (1,161)      (1,046)
                                                   --------     --------
   Net cash utilized by financing activities           (161)      (1,046)
                                                   --------     --------
   Decrease in cash and cash equivalents             (5,077)     (11,719)
   Cash and cash equivalents at beginning of year    11,668       15,946
                                                   --------     --------
Cash and cash equivalents at end of period         $  6,591     $  4,227
                                                   ========     ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The December 31, 1994 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note B.  Costs and Estimated Profits on Uncompleted Contracts

  Costs and estimated profits on uncompleted contracts are summarized as follows:

                                             June 30,     December 31,
(in thousands)                                 1995           1994
                                           -------------  ------------
Costs incurred on uncompleted contracts       $ 582,935     $ 533,689
Estimated profits                                66,459        54,273
                                              ---------     ---------
                                                649,394       587,962
Less:  Billings to date                        (629,116)     (572,078)
                                              ---------     ---------
                                              $  20,278     $  15,884
                                              =========     =========

  Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                       June 30,    December 31,
(in thousands)                                           1995         1994
                                                      -----------  ------------
Costs and estimated profits in excess of billings        $ 33,672     $ 30,193
Billings in excess of costs and estimated profits         (13,394)     (14,309)
                                                         --------     --------
                                                         $ 20,278     $ 15,884
                                                         ========     ========

Included in costs and estimated profits in excess of billings on uncompleted contract was approximately $3.0 million relating to unapproved change orders and claims arising from a dispute over design and specification changes on a project currently under construction.

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

  On November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment was in the process of erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. An investigation is being conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department. OSHA has cited the Company for safety violations and has assessed $147,000 in fines and penalties. On April 28, 1995 an Administrative Law Judge dismissed the citation, fines and penalties. OSHA has filed an appeal of the dismissal to the OSHA Review Commission. The Justice Department, as required by OSHA law, is investigating whether to institute criminal action against the Company as a result of the accident. The Company cannot predict whether or not such action will be instituted. If such action is commenced, and the Company is found in violation of these laws, management believes that the resulting fines, penalties and costs of defense, which would be uninsured, would not be material to the Company's financial condition, although it could be material to the Company's reported results of operations for the period in which such payments are incurred. The Company believes that it has significant and meritorious defenses to any such charges and intends to vigorously defend them. Although the Company has insurance coverages containing various deductible clauses totalling $1.5 million, the Company and its insurance carriers are assessing the damages and related policy coverages. A charge of $2.0 million was recorded in the fourth quarter of 1993 relating to this accident. There may be uninsured costs relating to this accident for which PDM would be liable.

  Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company; accordingly, other than the amounts described above, no provisions for any additional such liabilities have been recorded in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three months ended June 30, 1995 compared with three months ended June 30, 1994.

The Company reported net income of $2.6 million, or $1.13 per share, on earned revenue of $113.5 million for the quarter ended June 30, 1995. These results compare with net income of $2.2 million, or $.96 per share, on earned revenue of $100.7 million for the quarter ended June 30, 1994.

During the second quarter of 1995, the Company realized a 13 percent increase in earned revenue and a 32 percent increase in gross profit when compared with the second quarter of 1994. New contract awards were $135.8 million, up 36 percent, for the second quarter of 1995 when compared with $100.0 million for the same period in 1994.

The Engineered Construction Division (ECD) increased earned revenue eight percent, from $42.1 million to $45.4 million, during the second quarter of 1995 when compared with the same period in 1994. New awards and profitability were at levels management anticipated, down slightly from the year-ago quarter. However, backlog levels remain strong at $100.7 million as certain markets served by ECD are performing better than expected.

During the second quarter of 1995, Steel Construction realized increases in earned revenue, profitability and new awards when compared with the same quarter in 1994. Earned revenue increased 11 percent, to $28.5 million from $25.7 million, while profitability, primarily from bridge fabrication activity, rose $1.6 million. The most dramatic improvement for the quarter was in new awards which increased $38.1 million and was dominated by bridge fabrication contracts. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in the Notes to Consolidated Financial Statements, Steel Construction's earned revenue for the period ended June 30, 1995 includes approximately $3.0 million relating to unapproved change orders and claims arising from a dispute over design and specification changes on a project currently under construction. Management is currently gathering the necessary information to prepare a claim and realize the amounts recognized.

Steel Service Centers reported an increase in earned revenue of 20 percent, from $32.9 million to $39.6 million, and an improvement in profitability of 35 percent, to $3.2 million from $2.3 million, for the three months ended June 30, 1995 when compared with the same period in 1994. The second quarter of 1995 was a record quarter for this segment in terms of sales, tonnage shipped and profitability which was primarily the result of increased volume.

Other expense of $418,000 during the second quarter of 1995, was primarily the result of interest expense associated with borrowings under the revolving credit facility. Interest expense for the current period, along with the gain on the sale of idle properties recognized during the second quarter of 1994, accounted for the change in other income/(expense) for 1995 when compared to 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

Six months ended June 30, 1995 compared with six months ended June 30, 1994.

For the six months ended June 30, 1995, the Company reported net income of $4.9 million, or $2.11 per share, on earned revenue of $232.7 million. These results compare with net income of $2.6 million, or $1.12 per share, on earned revenue of $195.9 million, for the six months ended June 30, 1994.

During the period ended June 30, 1995, the Company reported a 19 percent increase in earned revenue and a $4.8 million improvement in profitability. New awards were $220.3 million, representing a 13 percent increase, for the six months ended June 30, 1995 compared with $194.8 million for the same period in 1994. The Company's backlog was $178.7 million on June 30, 1995.

Earned revenue for the Engineered Construction Division increased 19 percent, from $80.7 million to $95.9 million, and profitability increased 32 percent, to $4.6 million from $3.5 million, for the period ended June 30, 1995 when compared with the same period in 1994.

Steel Construction reported a 19 percent increase in earned revenue, to $63.2 million from $53.3 million, and an improvement in profitability of $2.0 million for the six months ended June 30, 1995 when compared with the prior year period.

For the period ended June 30, 1995, Steel Service Centers recorded an improvement in earned revenue of $11.8 million, to $73.7 million from $61.9 million, when compared with the six months ended June 30, 1994. Additionally, profitability for this segment rose $1.7 million from $3.9 million to $5.6 million.

Other expense of $763,000 for the period was primarily interest expense associated with the revolving credit facility offset by interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1995, the Company's primary source of liquidity was accounts receivable, cash and cash equivalents and proceeds from debt obligations. On June 30, 1995, cash and cash equivalents decreased $5.1 million to $6.6 million from $11.7 million on December 31, 1994. This decrease was primarily due to the cash utilized in operating and investing activities. Working capital increased $4.5 million from $71.8 million at December 31, 1994 to $76.3 million for the period ended June 30, 1995.

The major use of cash in operating activities was the result of a decrease in accounts payable and the net increase in contract related costs over billings. The decrease in the Company's accounts receivable was the primary source of cash in operating activities for the six months ended June 30, 1995.

Capital expenditures primarily for plant machinery and equipment of $2.9 million were the major use of cash in investing activities for the six months ended June 30, 1995. For the period ended June 30, 1994, capital expenditures of $2.9 million were primarily for plant, construction and computer equipment. Total expenditures for the year ending December 31, 1995, which are expected to be internally financed, should approximate $7.1 million. In addition, the Company intends to continue to pursue acquisition opportunities closely aligned with the existing core business.

Net cash utilized by financing activities for the period ended June 30, 1995 was $161,000. Cash provided by proceeds from debt obligations were offset by payments of cash dividends and debt obligations. On August 3, 1995 the Board of Directors declared a cash dividend of $.25 per share of common stock, payable September 29, 1995 to stockholders of record on September 15, 1995. Payment of future dividends will be evaluated based upon business conditions. Borrowings under the revolving credit facility of $4.0 million during the six months ended June 30, 1995, were primarily for working capital components.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and a $40.0 million unsecured revolving credit facility which matures on December 31, 1997. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On June 30, 1995, $23.0 million of borrowings and $12.5 million of stand-by letters of credit were outstanding under this agreement.

                          Part II - Other Information

Item 1.  Legal Proceedings

         Refer to Part I Item 1, "Note C - Contingencies" of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 18, 1995, the Company held its annual stockholders meeting. The two matters voted upon at the annual meeting were the election of three directors and the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1995.

         Each of the Company's nominees for director was reelected at the annual meeting. The total number of votes cast for the election of directors was 2,122,799. Following is a separate tabulation with respect to each director:

                                Votes For  Votes Withheld
                                ---------  --------------
         W. R. Jackson, Jr.     2,089,357          33,442
         A. J. Paddock          2,090,160          32,639
         P. J. Townsend         2,090,644          32,155

         The total number of votes cast for the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1995, was 2,122,799 with 2,105,687 votes for, 12,936 votes against and 4,176 votes abstained.

         There were no broker nonvotes with respect to the two matters voted upon.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 4.1 -  Sixth Amendment dated May 31, 1995 to Credit Agreement filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1994.

         Exhibit 11.1 - Computation of earnings per share for the three months ended June 30, 1995 and 1994.

         Exhibit 11.2 - Computation of earnings per share for the six months ended June 30, 1995 and 1994.

         Exhibit 27 -   Financial Data Schedule

   (b)   Reports on Form 8-K.

         There have been no reports on Form 8-K filed by the Company during the quarter ended June 30, 1995.

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



                                            Pitt-Des Moines, Inc.
                                            -------------------------------
                                               (Registrant)



                                        Principal Executive Officer:



Date:  August 11, 1995                  By: /s/ Wm. W. McKee
                                            ------------------------
                                                Wm. W. McKee
                                                (President and
                                                Chief Executive Officer)



                                        Principal Financial Officer:


Date:  August 11, 1995                  By: /s/ R. A. Byers
                                            ----------------------------
                                                R. A. Byers
                                                (Vice President
                                                Finance and Treasurer)

                                 EXHIBIT INDEX

Exhibit
Number
-------
4.1        Sixth Amendment dated May 31, 1995 to Credit Agreement filed as
           Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1994

11.1 Computation of earnings per share for the three months ended June 30, 1995 and 1994

11.2 Computation of earnings per share for the six months ended June 30, 1995 and 1995

27         Financial Data Schedule


                                                                     Exhibit 4.1


           SIXTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

          THIS SIXTH AMENDMENT ("Sixth Amendment") made as of May 31, 1995 by and among PITT-DES MOINES, INC., a Pennsylvania corporation, as borrower (the "Borrower"), PNC BANK, NATIONAL ASSOCIATION (formerly Pittsburgh National Bank), WELLS FARGO BANK, N.A. and AMERICAN NATIONAL BANK, as lenders (individually "PNC", "Wells" and "American" and a "Bank" and collectively the "Banks"), PNC BANK, NATIONAL ASSOCIATION (formerly Pittsburgh National Bank) as agent for the Banks (in such capacity the "Agent"), and PNC BANK, NATIONAL ASSOCIATION (formerly Pittsburgh National Bank), as the issuer of Letters of Credit (in such capacity the "Issuing Bank"), amends certain provisions of that certain Amended and Restated Credit Agreement dated as of June 30, 1992 as previously amended by the First Amendment to Amended and Restated Credit Agreement dated as of November 10, 1992, the Second Amendment to Amended and Restated Credit Agreement dated as of June 10, 1993, the Third amendment to Amended and Restated Credit Agreement dated as of December 16, 1993, the Fourth Amendment to Amended and Restated Credit Agreement dated as of June 24, 1994 and the Fifth Amendment to Amended and Restated Credit Agreement dated as of December 8, 1994 (said Credit Agreement as amended herein the "Original Credit Agreement").

                                  WITNESSETH:

          WHEREAS, the Borrower, the Banks, the Issuing Bank and the Agent wish to amend the original Credit Agreement as provided herein.

          NOW, THEREFORE, in consideration of the mutual promises and the mutual covenants made herein and in the Original Credit Agreement and other valuable consideration and with the intent to be legally bound hereby, the parties hereto agree as follows:

                                   ARTICLE I
                    AMENDMENTS TO ORIGINAL CREDIT AGREEMENT

          Section 1.01 AMENDMENTS TO SUBSECTION 9.1 OF ORIGINAL CREDIT AGREEMENT. (i) The following definition set forth in Subsection 9.1 of the Original Credit Agreement is hereby amended and restated as follows:

          "Maturity Date" means December 31, 1997 or such later date as is ultimately determined in accordance with Subsection 1.1g hereof.

          (ii) The following new definition is inserted into Section 9.1 of the Original Credit Agreement in alphabetical order:

                 "Sixth Amendment" shall mean that Sixth Amendment to Amended and Restated Credit Agreement dated as of May 31, 1995 between the Borrower and the Banks.

         Section 1.02 NO OTHER AMENDMENTS. The amendment to the original Credit Agreement set forth in Section 1.01 do not either implicitly or explicity alter, waive or amend, except as expressly provided in this Sixth Amendment, the provisions of the Original Credit Agreement. The amendments set forth in Section
1.01 hereof do not waive, now or in the future, compliance with any other covenant, term or condition to be performed or complied with nor do they impair any rights or remedies of the Banks, the Issuing Bank or the Agent under the Original Credit Agreement with respect to any such violation.

                                  ARTICLE II
                    BORROWER'S SUPPLEMENTAL REPRESENTATIONS

          As an inducement to the Banks, the Issuing Bank and the Agent to enter into this Sixth Amendment hereunder, the Borrower represents and warrants that:

          Section 2.01. INCORPORATION BY REFERENCE. Borrower hereby incorporates herein by reference and repeats herein for the benefit of the Banks, the Issuing Bank and the Agent the representations and warranties made by it in Sections 3.1 through 3.20, both inclusive, of the Original Credit Agreement and for purposes hereof such representations and warranties, shall be deemed to extend to and cover this Sixth Amendment.

                                  ARTICLE III
                                 MISCELLANEOUS

          Section 3.01 RATIFICATION OF TERMS. This Sixth Amendment shall be construed in connection with and as part of the Original Credit Agreement. Except as expressly amended by prior Amendments to the Credit Agreement and this Sixth Amendment, the Original Credit Agreement and each and every representation, warranty, covenant, term and condition contained therein is specifically ratified and confirmed.

          Section 3.02 COUNTERPARTS. This Sixth Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which together shall constitute one and the same instrument.
Delivery of an executed counterpart of a signature page to this Sixth Amendment by telecopier shall be effective as of delivery of a manually executed counterpart of this Sixth Amendment.

          Section 3.03 CAPITALIZED TERMS. Except for proper nouns and as otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Original Credit Agreement, as amended hereby.

          Section 3.04 CONDITIONS PRECEDENT. This Sixth Amendment shall become effective (the "Amendment Effective Date") on the date on which Borrower shall provide to the Banks, the Issuing Bank and the Agent the following:

          (A) A duly executed counterpart original of this Sixth Amendment;

          (B) A certificate of the chief financial officer of the Borrower certifying that, as of the date of this Sixth Amendment, no Event of Default shall have occurred and be continuing and no event, condition, act or omission has occurred and is continuing which, with the passage of time, the giving of notice or both, would constitute a Event of Default, or would result from the execution of this Sixth amendment;

          (C) A certified copy of the corporate action of the Borrower authorizing the execution and delivery of the performance under this Sixth Amendment;

          (D) Such other instruments, documents and opinions of counsel as the Agent shall reasonably require, all of which shall be satisfactory in form and content to the Agent and its special counsel, Tucker Arensberg, P.C.

          Section 3.05 EFFECTIVE DATE. From and after the Amendment Effective Date, all references in the Original Credit Agreement to the original Credit Agreement shall be deemed to be references to the Original Credit Agreement as amended hereby.

          Section 3.06 ENTIRE AGREEMENT. This Sixth Amendment contains the entire agreement between the parties relating to the subject matter hereof; there are merged herein all prior representations, promises and conditions, whether oral or written, in connection with the subject matter hereof, and any representation, promise or condition not incorporated herein shall not be binding upon the parties.

          Section 3.07 SEVERABILITY. Whenever possible each provision of this Sixth Amendment shall be interpreted in such manner as to be effective and valid under applicable law but if any provision of this Sixth Amendment or any part of such provision shall be prohibited by or invalid under applicable law, such provision of part thereof shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Sixth Amendment.

          Section 3.08 GOVERNING LAW. THIS SIXTH AMENDMENT AND THE RIGHTS AND OBLIGATIONS HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE COMMONWEALTH OF PENNSYLVANIA WITHOUT REGARD TO THE PROVISIONS THEREOF REGARDING CONFLICTS OF LAW.

          Section 3.09 HEADINGS. The headings of this Sixth Amendment are for purposes of reference only and shall not limit or otherwise affect the meaning thereof.



                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

          IN WITNESS WHEREOF, the parties hereto, with the intent to be legally bound hereby have caused this Sixth Amendment to be duly executed by their proper and duly authorized officers as of the day and year first above written.


ATTEST:          (SEAL)                 PITT-DES MOINES, INC.

   /s/  Thomas R. Lloyd                     /s/  Richard A. Byers
        ------------------                       -------------------
Name:   Thomas R. Lloyd                   Name:  Richard A. Byers
Title:  Secretary                         Title: Vice President Finance
                                                 and Administration


                                        PNC BANK, NATIONAL ASSOCIATION
                                        (formerly Pittsburgh National Bank) as a
                                        Bank, as the Issuing Bank and as the
                                        Agent


                                            /s/  Louann Tronsberg
                                                 --------------------
                                          Name:  Louann Tronsberg
                                          Title: Vice President


                                         WELLS FARGO BANK, N.A.

                                            /s/  Stephen M. Smith
                                                 ---------------------
                                          Name:  Stephen M. Smith
                                          Title: Vice President


                                          AMERICAN NATIONAL BANK

                                            /s/  James R. Popp
                                                 ----------------------
                                          Name:  James R. Popp
                                          Title: Vice President