Form 10-Q
period 1995-09-30
PITT DES MOINES INC
filed 1995-11-13
CIK 78853

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

               For the quarterly period ended September 30, 1995

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

                              --------------------

          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ----

  On September 30, 1995,  2,321,903 shares of Common Stock were outstanding.
                          ---------

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

                        Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                 Three months ended      Nine months ended
                                                    September 30,           September 30,
                                                ---------------------   ---------------------
(in thousands, except per share amounts)           1995       1994        1995        1994
                                                ----------  ---------  ----------  ----------
Earned revenue                                  $ 123,186   $107,504   $ 355,896   $ 303,384
Cost of earned revenue                           (106,035)   (94,709)   (310,652)   (270,169)
                                                ---------   --------   ---------   ---------
 Gross profit from operations                      17,151     12,795      45,244      33,215
Selling, general and administrative expenses       (9,878)    (8,337)    (29,179)    (24,788)
                                                ---------   --------   ---------   ---------
 Income from operations                             7,273      4,458      16,065       8,427
Other income/(expense):
 Interest income                                      138        164         483         433
 Interest expense                                    (470)      (173)     (1,501)       (234)
 Gain on sale of assets                                16      2,497          48       3,332
 Miscellaneous, net                                  (100)       (62)       (209)        (34)
                                                ---------   --------   ---------   ---------
                                                     (416)     2,426      (1,179)      3,497
                                                ---------   --------   ---------   ---------
 Income from continuing operations
  before taxes                                      6,857      6,884      14,886      11,924
Income taxes                                        2,699      2,079       5,822       4,061
                                                ---------   --------   ---------   ---------
 Income from continuing operations                  4,158      4,805       9,064       7,863
 Loss from discontinued operations,
  net of taxes                                          0        (51)          0        (509)
                                                ---------   --------   ---------   ---------
 Net income                                     $   4,158   $  4,754   $   9,064   $   7,354
                                                =========   ========   =========   =========

Per Share
 Continuing operations                          $    1.78   $   2.06   $    3.89   $    3.38
 Discontinued operations                              .00       (.02)        .00        (.22)
                                                ---------   --------   ---------   ---------
 Net income per common share                    $    1.78   $   2.04   $    3.89   $    3.16
                                                =========   ========   =========   =========
 Dividend paid                                  $     .25   $   .225   $     .75   $    .675
 Avg. common shares and common
  equivalent shares outstanding (000's)             2,330      2,324       2,329       2,325

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                        $ 79,202   $  69,056
 Net income                                                                9,064       7,354
 Dividends paid                                                           (1,742)     (1,569)
                                                                        --------   ---------
Balance at end of period                                                $ 86,524   $  74,841
                                                                        ========   =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition



                                                       September 30,     December 31,
                                                           1995              1994
                                                       --------------    -------------
(in thousands)                                         (Unaudited)

Assets

Current Assets

  Cash and cash equivalents                            $  2,310          $ 11,668
  Accounts receivable including retentions
  (less allowances:  1995-$1,006; 1994-$868)             83,256            90,732
  Inventories                                            16,612            19,867
  Costs and estimated profits in excess of billings      38,823            30,193
  Deferred income taxes                                   5,368             5,368
  Prepaid expenses                                        1,570               932
                                                       --------          --------

       Total Current Assets                             147,939           158,760

Other Assets                                              9,584            10,330

Net Assets of Discontinued Operations                     3,228             2,685

Property, Plant and Equipment
  Land                                                    6,960             6,960
  Buildings                                              30,715            30,370
  Machinery and equipment                                62,111            59,265
                                                       --------          --------
                                                         99,786            96,595
Allowances for depreciation                             (57,981)          (54,169)
                                                       --------          --------
  Net Property, Plant and Equipment                      41,805            42,426
                                                       --------          --------
                                                       $202,556          $214,201
                                                       ========          ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition


                                                      September 30,                December 31,
                                                          1995                         1994
                                                      -------------                 -------------
(in thousands)                                        (Unaudited)

Liabilities

Current Liabilities
 Accounts payable                                       $ 31,583                    $ 47,328
 Accrued compensation, related taxes and benefits          9,688                      10,583
 Other accrued expenses                                    3,520                       3,663
 Billings in excess of costs and estimated profits         7,698                      14,309
 Income taxes                                              2,630                       2,118
 Casualty and liability insurance                         11,775                       8,950
                                                        --------                    --------

  Total Current Liabilities                               66,894                      86,951

Revolving Credit Facility                                 23,000                      22,000

Deferred Income Taxes                                      5,573                       5,573

Minority Interest                                          1,218                       1,128

Contingencies and Commitments

Stockholders' Equity

 Preferred stock - par value $.01 per share;
  authorized 3,000,000 shares; issued - none
 Common stock - no par value; authorized
  15,000,000 shares; issued 2,982,156 shares              33,549                      33,549
 Retained earnings                                        86,524                      79,202
                                                        --------                    --------
                                                         120,073                     112,751
 Treasury stock at cost
  (1995 and 1994 - 660,253 shares)                       (14,202)                    (14,202)
                                                        --------                    --------
   Total Stockholders' Equity                            105,871                      98,549
                                                        --------                    --------
                                                        $202,556                    $214,201
                                                        ========                    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         For the nine months ended
                                                                September 30,
                                                       ------------------------------
(in thousands)                                           1995                  1994
                                                       ---------             ---------
Cash Flow From Operating Activities
  Net income                                           $  9,064              $  7,354
  Adjustments to reconcile net income to net
    cash utilized by operating activities:
  Depreciation                                            4,393                 3,769
  Discontinued operations                                  (543)                 (945)
  Gain on sale of assets                                    (48)               (3,332)
  Minority interest, net of dividends paid                   90                    74
  Other non-cash credits, net                              (360)                 (360)
       Change in certain assets and liabilities
         (using) or providing cash:
       Accounts receivable                                8,474               (18,995)
       Inventories                                        3,255                (4,269)
       Prepaid expenses                                    (638)                 (307)
       Costs, estimated profits and billings, net       (15,241)                4,332
       Accounts payable                                 (15,745)               (4,275)
       Accrued liabilities                                2,287                 5,117
       Income taxes                                         512                 2,755
                                                       --------              --------
  Net cash utilized by operating activities              (4,500)               (9,082)

Cash Flows from Investing Activities
  Capital expenditures                                   (3,870)               (5,146)
  Proceeds from sales of assets                             146                 3,425
  Costs incurred related to flood damage                   (500)               (1,058)
  Acquisitions                                                0               (11,411)
  Change in investments and other assets                    108                   228
                                                       --------              --------
  Net cash utilized by investing activities              (4,116)              (13,962)

Cash Flows from Financing Activities
  Proceeds from debt obligations                          4,000                22,000
  Payments of debt obligations                           (3,000)               (6,000)
  Dividends paid                                         (1,742)               (1,569)
                                                       --------              --------
  Net cash (utilized)/provided by financing
    activities                                             (742)               14,431
                                                       --------              --------
  Decrease in cash and cash equivalents                  (9,358)               (8,613)
  Cash and cash equivalents at beginning of year         11,668                15,946
                                                       --------              --------
Cash and cash equivalents at end of period             $  2,310              $  7,333
                                                       ========              ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
Note A.  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The December 31, 1994 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note B.  Costs and Estimated Profits on Uncompleted Contracts

  Costs and estimated profits on uncompleted contracts are summarized as follows:


                                          September 30,  December 31,
(in thousands)                                 1995          1994
                                           -------------  ----------
Costs incurred on uncompleted contracts       $ 634,484   $ 533,689
Estimated profits                                74,508      54,273
                                              ---------   ---------
                                                708,992     587,962
Less:  Billings to date                        (677,867)   (572,078)
                                              ---------   ---------
                                              $  31,125   $  15,884
                                              =========   =========

  Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:


                                                   September 30,  December 31,
(in thousands)                                           1995         1994
                                                     -------------  ---------
Costs and estimated profits in excess of billings         $38,823   $ 30,193
Billings in excess of costs and estimated profits          (7,698)   (14,309)
                                                          -------   --------
                                                          $31,125   $ 15,884
                                                          =======   ========

Included in costs and estimated profits in excess of billings on uncompleted contracts was approximately $5.5 million relating to unapproved change orders and claims arising from a dispute over design and specification changes on a project currently under construction.

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

  A jury trial was held in the District Court commencing June 27, 1994. On July 11, 1994, the jury returned a verdict in the Company's favor, ruling that WPPSS has no breach of contract claims against the Company by reason of the containment vessel retrofit. The District Court again entered an order dismissing all of WPPSS' claims and WPPSS has again appealed to the United States Court of Appeals for the Ninth Circuit. The Court of Appeals has scheduled oral argument for November 13, 1995.

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

  On November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment was in the process of erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. An investigation is being conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department. OSHA has cited the Company for safety violations and has assessed $147,000 in fines and penalties. On April 28, 1995 an Administrative Law Judge dismissed the citation, fines and penalties. OSHA has filed an appeal of the dismissal to the OSHA Review Commission. The Justice Department, as required by OSHA law, is investigating whether to institute criminal action against the Company as a result of the accident. The Company cannot predict whether or not such action will be instituted. If such action is commenced, and the Company is found in violation of these laws, management believes that the resulting fines, penalties and costs of defense, which would be uninsured, would not be material to the Company's financial condition, although it could be material to the Company's reported results of operations for the period in which such payments are incurred. The Company believes that it has significant and meritorious defenses to any such charges and intends to vigorously defend them. Although the Company has insurance coverages containing various deductible clauses totalling $1.5 million, the Company and its insurance carriers are assessing the damages and related policy coverages. A charge of $2.0 million was recorded in the fourth quarter of 1993 relating to this accident. There may be uninsured costs relating to this accident for which the Company would be liable.

  Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company; accordingly, other than the amounts described above, no provisions for any such additional liabilities have been recorded in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended September 30, 1995 compared with three months ended September 30, 1994.

The Company reported net income of $4.2 million, or $1.78 per share, on earned revenue of $123.2 million for the quarter ended September 30, 1995. These results compare with net income of $4.8 million, or $2.04 per share, on earned revenue of $107.5 million for the quarter ended September 30, 1994. Overall, the Company posted stronger results from operations of $7.3 million for the current quarter when compared with $4.5 million for the same quarter in 1994.

Earnings for the third quarter in 1994 were favorably impacted by non-operating income of $2.4 million and an effective income tax rate of 30.2 percent. Both of these components were directly related to the sale of PDM Saudi Arabia Ltd., a joint venture, recognized during the third quarter of 1994.

The Engineered Construction Division's earned revenue and operating profitability remained relatively unchanged at $51.5 million and $2.9 million, respectively, for the current quarter when compared with the same quarter in the previous year. However, new awards for the same periods show an improvement of 23 percent, to $60.4 million, while backlog at $109.5 million is at the highest level since 1991.

Steel Construction realized a 40 percent increase in earned revenue, from $21.5 million to $30.0 million, and a $2.3 million increase in operating profitability to $3.0 million from $700,000 during the current quarter in 1995 when compared with the same period in 1994. New awards were $35.2 million and $45.1 million for the quarters ended September 30, 1995 and 1994, respectively. Steel Construction is well positioned for the fourth quarter with a backlog of $96.8 million. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in the Notes to Consolidated Financial Statements, Steel Construction's earned revenue for the period ended September 30, 1995 includes approximately $5.5 million relating to unapproved change orders and claims arising from a dispute over design and specification changes on a project currently under construction. Management continues to gather the necessary information to prepare a claim which will facilitate the realization of the amounts recognized.

During the third quarter of 1995, Steel Service Centers reported an increase in earned revenue of 17 percent, from $35.6 million to $41.6 million, and an improvement in operating profitability of 34 percent, to $3.7 million from $2.7 million, when compared with the same period in 1994. All the Steel Service Center locations continue to experience strong business activity.

The effective federal and state income tax rates for the third quarter of 1995 were 39.4 percent compared with 30.2 percent for the same period in 1994. The 1994 tax rate was favorably affected by the difference between the book and tax treatment of the sale of the Company's investment in PDM Saudi Arabia Ltd., a joint venture. With this exception, there was no difference between the effective tax rate and the statutory tax rate for the third quarter of 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

Nine months ended September 30, 1995 compared with nine months ended September 30, 1994.

For the nine months ended September 30, 1995, the Company reported net income of $9.1 million, or $3.89 per share, on revenue of $355.9 million. These results compare with net income on $7.4 million, or $3.16 per share, on earned revenue of $303.4 million for the nine months ended September 30, 1994. Income from operations increased $7.7 million to $16.1 million from $8.4 million for the periods ended September 30, 1995 and 1994, respectively. New awards for the nine months ended September 30, 1995 were $357.5 million compared with $327.9 million for the same period in 1994. The Company's backlog at September 30, 1995 was $194.7 million.

During the nine months ended September 30, 1995, the Engineered Construction Division reported a twelve percent increase in earned revenue, to $147.5 million from $131.2 million, when compared with the same period in 1994. Income from operations improved $500,000 to $7.5 million and new awards increased 23 percent to $60.4 million for the current period when compared with the same period for the previous year.

Steel Construction reported a 25 percent increase in revenue, from $74.8 million to $93.2 million, and a $4.3 million increase in income from operations, from $1.7 million to $6.0 million, for the nine months ended September 30, 1995 when compared to the same period in 1994. New awards for the current period were $94.2 million compared with $67.0 million for the same period in the previous year.

For the period ended September 30, 1995, Steel Service Centers improved earned revenue $17.8 million, from $97.5 million to $115.3 million, and income from operations rose $2.6 million, from $6.6 million to $9.2 million, when compared with the same period in 1994.

Non-operating expense was $1.2 million for the current period, a decrease of $4.7 million from non-operating income of $3.5 million recognized in 1994. During 1995, non-operating expense was primarily interest expense associated with borrowings on the revolving credit facility. In 1994, non-operating income was primarily the result of the gains on the sale of a joint venture and idle properties.

The effective federal and state income tax rates were 39.1 percent and 34.1 percent for the nine months ended September 30, 1995 and 1994, respectively. The 1994 tax rate was favorably affected by the difference between the book and tax treatment of the sale of the Company's investment in PDM Saudi Arabia Ltd., a joint venture. With this exception, there was no difference between the effective tax rate and the statutory tax rate for the nine months ended September 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1995, the Company's primary source of liquidity was cash and cash equivalents, accounts receivable and proceeds from debt obligations. On September 30, 1995, cash and cash equivalents decreased $9.4 million to $2.3 million from $11.7 million on December 31, 1994. This decrease was primarily the result of cash utilized in operating and investing activities. Working capital increased $9.2 million from $71.8 million at year end 1994 to $81.0 million for the period ended September 30, 1995.

The decrease in accounts receivable, since year end 1994, was the primary source of cash in operating activities. The major use of cash in operating activities was accounts payable and the net increase in contract related costs over billings.

Capital expenditures were $3.9 million and $5.1 million for the nine months ended September 30, 1995 and 1994, respectively. During 1995 capital expenditures, which were the major use of cash in investing activities, were primarily for plant machinery and equipment. Capital expenditures during 1994, were primarily for plant and construction equipment and additions to the company-owned trucking fleet. Total capital expenditures for the year ending December 31, 1995, which are expected to be internally financed, should approximate $7.1 million. In addition, the Company intends to continue to pursue acquisition opportunities beneficial to the Company.

Net cash utilized by financing activities for the current period was $742,000. Cash provided by proceeds from debt obligations, which was used primarily for working capital, was more than offset by payments of cash dividends and debt obligations. On November 2, 1995, the Board of Directors declared a cash dividend of $.25 per share of common stock, payable December 29, 1995 to stockholders of record on December 15, 1995. For the nine months ended September 30, 1995 and 1994, the Company paid cash dividends per common share of $.75 and $.675, respectively. Payment of future dividends will be evaluated based upon business conditions.

The Company has on hand and access to sufficient sources of funds to meet its anitipated operating, expansion and capital needs. These sources include cash on hand and a $40.0 million unsecured revolving credit facility which matures on December 31, 1997. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On September 30, 1995, $23.0 million of borrowings and $12.5 million of stand-by letters of credit were outstanding under this agreement.

                          Part II - Other Information


Item 1.  Legal Proceedings

         Refer to Part I Item 1, "Note C - Contingencies" of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 11.1 - Computation of earnings per share for the three months ended September 30, 1995 and 1994.

         Exhibit 11.2 - Computation of earnings per share for the nine months ended September 30, 1995 and 1994.

         Exhibit 27 -   Financial Data Schedule

    (b)  Reports on Form 8-K.

         There have been no reports on Form 8-K filed by the Company during the quarter ended September 30, 1995.

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



                                            Pitt-Des Moines, Inc.
                                            -----------------------
                                              (Registrant)



                                            Principal Executive Officer:



Date:  November 13, 1995                    By: /s/ Wm. W. McKee
                                                -----------------------
                                                    Wm. W. McKee
                                                    (President and
                                                    Chief Executive Officer)



                                            Principal Financial Officer:



Date:  November 13, 1995                    By: /s/ R. A. Byers
                                                -----------------------
                                                    R. A. Byers
                                                    (Vice President
                                                    Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
-------
11.1 Computation of earnings per share for the three months ended September 30, 1995 and 1994

11.2 Computation of earnings per share for the nine months ended September 30, 1995 and 1994

27          Financial Data Schedule