Form 10-K
period 1995-12-31
PITT DES MOINES INC
filed 1996-03-29
CIK 78853

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
          For the fiscal year ended December 31, 1995

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
          For the transition period from           to

                         Commision file number 1-5259

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

                                 412-331-3000
             (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, no par value                               American Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes X   No
                           --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

The aggregate market value of the registrant's voting stock held by non-affiliates was at least $56,853,896 on February 29, 1996, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

    Common Stock outstanding as of February 29, 1996 . . . . .2,323,633 shares.

Documents Incorporated By Reference:

    Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

    Proxy Statement anticipated to be dated April 1, 1996..Part III, Items 10-13

    Annual Report to Stockholders for fiscal year ended December 31, 1995 . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Part I and Part II


================================================================================

                                    PART I

Item 1. Business

General

    Pitt-Des Moines, Inc. and its subsidiaries (PDM or the Company) began conducting business in 1892. PDM was incorporated in Pennsylvania on February 14, 1916. The Company's principal executive offices are located at 3400 Grand Avenue, Pittsburgh, Pennsylvania 15225, telephone number (412) 331-3000.

    Effective with the disposition of CVI's operations during the fourth quarter of 1994 (see Discontinued Operation note accompanying the consolidated financial statements), the Company is comprised of three business segments: Engineered Construction Division, Steel Construction and Steel Service Centers. Each segment is a profit center except the Steel Construction business segment which is divided into three profit centers as noted below.

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

    Earned revenue was $461 million in 1995, compared with $408 million in 1994 and $324 million in 1993. For further financial information refer to Consolidated Financial Statements in PDM's 1995 Annual Report to Stockholders which are incorporated herein by reference.

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

    The Company had a backlog of uncompleted contracts of $183 million on December 31, 1995 compared to $194 million on December 31, 1994. Substantially all backlog is expected to be completed during 1996.

    Factors such as the type and scope of operations in progress at any given time, including weather conditions at field sites, create fluctuations in the employment level at PDM. On December 31, 1995, the Company employed 2,082 persons, of which 635 were salaried personnel and 1,447 were hourly personnel.

    The financial information for business segments is included in the Business Segment Information section in PDM's 1995 Annual Report to stockholders, which section is incorporated herein by reference.

Item 2.  Properties

    Operations of the Company are conducted at both owned and leased properties. In addition, certain owned properties of the Company are leased to third party tenants. The following table indicates each of the Company's facilities in the United States by: segment, location, type of facility, year operations began, and square footage of property owned or leased on December 31, 1995:

                                                                             YEAR
                                           TYPE OF                         OPERATIONS                SQUARE
    LOCATION                               FACILITY                          BEGAN                  FOOTAGE
Engineered Construction Division

Birmingham, Alabama (1)              Warehouse and office                     1994                    4,000
Fresno, California                        Toolhouse                           1963                   52,140
Clive, Iowa                     Fabrication plant and office                  1955                  176,537
Des Moines, Iowa                          Toolhouse                           1900                   29,000
Pittsburgh, Pennsylvania            Office and toolhouse                      1908                   98,776
Warren, Pennsylvania                   Fabrication plant                      1959                  125,960
Franklin, Tennessee                       Toolhouse                           1977                   28,220
Hitchcock, Texas (2)                      Toolhouse                           1994                    5,000
Provo, Utah                           Fabrication plant                       1959                  154,950

Steel Construction

Stockton, California            Fabrication plant and office                   1987                 142,300
Chicago, Illinois                Fabrication plant and office                  1987                 520,800
Eau Claire, Wisconsin            Fabrication plant and office                  1994                 309,500
Wausau, Wisconsin                     Fabrication plant                        1991                 160,460

Steel Service Centers

Fresno, California                  Warehouse and office                       1955                 112,800
Santa Clara, California             Warehouse and office                       1947                 108,528
Stockton, California                Warehouse and office                       1955                 191,493
Cedar Rapids, Iowa                  Warehouse and office                       1976                  66,800
Sparks, Nevada                      Warehouse and office                       1974                  64,936
Tualatin, Oregon                    Warehouse and office                       1964                  31,620
Spanish Fork, Utah                  Warehouse and office                       1977                  74,280
Arlington, Washington (3)           Warehouse and office                       1993                  13,965

                                                                               YEAR
                                              TYPE OF                       OPERATIONS                SQUARE
    LOCATION                                  FACILITY                         BEGAN                 FOOTAGE

Idle Holdings, Including Plant and Property (4)

Sacramento, California                      Land                               1966                      --
Des Moines, Iowa                Fabrication plant and office                   1900                 339,100
Baltimore, Maryland                         Land                               1960                      --
Hilliard, Ohio                  Fabrication plant and office                   1971                 179,000
Pittsburgh, Pennsylvania                   Office                              1908                  10,234
Provo, Utah                                Office                              1959                  15,731
Wausau, Wisconsin                          Office                              1991                   4,120

__________
(1) Company leases land from outside third party. Lease will expire March 31, 1999.
(2) Company leases land and building from outside third party. Lease will expire July 1, 1997.
(3) Company leases land from outside third party. Lease will expire January 31, 2003.
(4) Company pursues the sale or development of all idle facilities and regularly evaluates similar opportunities for facilities not fully utilized.

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

    As previously reported, in May 1984, Washington Public Power Supply System (WPPSS) filed a complaint against the Company and its surety in the United States District Court for the Eastern District of Washington. All of WPPSS' claims against the Company and its surety have been dismissed.

    On November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment was in the process of fabricating and erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. An investigation is being conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department as required by OSHA law. See Accrued Liabilities note accompanying the consolidated financial statements in PDM's 1995 Annual Report to Stockholders, which note is incorporated herein by reference.

    The Company's operations, including idle facilities and other property, are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. The Company accrues for environmental costs where such obligations are either known or considered probable and can be reasonably estimated.

    The Company is participating as a potentially responsible party (PRP) at three different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability ACT (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs amount PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

    Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable

Executive Officers of the Registrant

    Information regarding executive officers of the Registrant is presented in
Part III following and incorporated herein by reference.

                              PART II

    Information for Items 5, 6 and 7 is included in PDM's 1995 Annual Report to Stockholders and is incorporated herein by reference (and except for these sections, and sections incorporated herein by reference in Items 1 and 8 of this report, PDM's Annual Report to Stockholders is not deemed to be filed as part of this report):

                                                                             ANNUAL REPORT
                                                                             TO STOCKHOLDERS
ITEM NO.                        TITLE                                        SECTION/TITLE
--------------                  -------------------------------              ------------------------------
Item 5.                         Market for Registrant's Common Equity        Common Stock Information
                                and Related Stockholder Matters              included in Stockholders'
                                                                             Reference section

Item 6.                         Selected Financial Data                      Five-Year Selected
                                                                             Financial Data

Item 7.                         Management's Discussion and Analysis         Management's Discussion
                                of Financial Condition and Results of        and Analysis
                                Operations

Item 8.                         Financial Statements and Supplementary Data

The financial statements consisting of Consolidated Statements of Income, Consolidated Statements of Financial Condition, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity, Notes to Consolidated Financial Statements, and Business Segment Information are included in the Consolidated Financial Statements section of PDM's 1995 Annual Report to Stockholders, which are incorporated herein by reference. The report of independent auditors on PDM's consolidated financial statements is in the Reports of Independent Auditors and Management section of PDM's 1995 Annual Report to Stockholders which is incorporated herein by reference.

The unaudited Two-Year Quarterly Results of Operations in PDM's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable

                             PART III

Item 10.  Directors and Executive Officers of the Registrant (1)

    Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated April 1, 1996 (Proxy Statement) which information is incorporated herein by reference.

    The principal executive officers of the Company and their recent business experience are as follows:

W. R. Jackson, age 87

    Director since 1940;
    Chairman Emeritus since 1988; formerly Chairman of the Board since 1971. Mr. Jackson has been with the Company since 1936.

P. O. Elbert, age 65 (2)

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


Wm. W. McKee, age 57 (3)

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

R. A. Byers, age 48 (3)

    Treasurer since 1988 and Vice President, Finance and Administration since 1987; formerly Vice President, Finance since 1984; formerly Controller since 1982; formerly Assistant Controller since 1981; formerly Manager of Financial Reporting since 1979; and formerly with Ernst & Young LLP for ten years.

T. R. Lloyd, age 47 (3)

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

Regarding Section 16 compliance, reference is made to the information set forth under the caption "Compliance with Section 16 of the Exchange Act" in the Company's definitive Proxy Statement anticipated to be dated April 1, 1996 which information is incorporated herein by reference.

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

                             PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Financial Statements

        The following consolidated financial statements and Report of Independent Auditors previously incorporated by reference in Part II,
        Item 8 of this report are incorporated herein by reference:

        Report of Independent Auditors

        Consolidated Statements of Income -- Years Ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Financial Condition as of December 31, 1995 and 1994

        Consolidated Statements of Cash Flows -- Years Ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1995, 1994 and 1993

        Notes To Consolidated Financial Statements

    2.  Financial Statement Schedules

        The following consolidated financial statement schedule of Pitt-Des Moines, Inc. and subsidiaries is included in Item 14(d):

        Schedule II. Valuation and Qualifying Accounts for years ended December
                     31, 1995, 1994 and 1993

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

    4.1 Amended and Restated Credit Agreement dated as of June 30, 1992 by and among Pitt-Des Moines, Inc. and Pittsburgh National Bank, Wells Fargo Bank, N.A. and American National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

    4.2 First Amendment dated November 23, 1992 to Credit Agreement filed as
        Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

    4.3 Second Amendment dated June 10, 1993 to Credit Agreement filed as
        Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)

    4.4 Third Amendment dated December 16, 1993 to Credit Agreement filed as
        Exhibit 4.1 hereto (filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

    4.5 Fourth Amendment dated June 14, 1994 to Credit Agreement filed as
        Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

    4.6 Fifth Amendment dated December 8, 1994 to Credit Agreement filed as
        Exhibit 4.1 hereto (filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

    4.7 Sixth Amendment dated May 31, 1995 to Credit Agreement filed as Exhibit
        4.1 hereto (filed as Exhibit 4.1 to the company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

  10.1* Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

  10.2* Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

  10.3* Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(Cont'd)

    10.4* Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

    10.5* Summary of Company's 1995 Management Incentive Plan (MIP) (filed herewith)

    10.6* Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

    10.7* Retirement Plan for PDM Outside Directors as amended on September 14, 1995, effective May 26, 1994 (filed herewith)

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

    13 Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1995, which are incorporated herein by reference (filed herewith)

    21        Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

    23 Consent of Independent Auditors, Ernst & Young LLP (filed herewith)

    27        Financial Data Schedule

(b)           Reports on Form 8-K:

              A Form 8-K dated December 7, 1995 was filed under Item 5. Other Events.
------------------------
* Denotes management contract or compensatory plan or arrangement.

                                  Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PITT-DES MOINES, INC.


March 27, 1996                                  By:  /s/  Wm. W. McKee
                                              ---------------------------------
                                                         Wm. W. McKee
                                                          President
                                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signatures                                    Title                     Date
Principal Executive Officer:

  /s/  Wm. W. McKee                        President, Chief             March 27, 1996
------------------------------------       Executive Officer and
       Wm. W. McKee                        Director


Principal Financial and Accounting Officer:


  /s/  R. A. Byers                         Chief Financial Officer      March 27, 1996
------------------------------------       and Chief Accounting
       R. A. Byers                         Officer


Other Directors:

  /s/  J. C. Bates                         Director                     March 27, 1996
------------------------------------
       J. C. Bates


 /s/   R. W. Dean
------------------------------------
       R. W. Dean                          Director                     March 27, 1996



                                Signatures (Cont'd)

   Signatures                                  Title                        Date

 /s/   P. O. Elbert                        Director                     March 27, 1996
------------------------------------
       P. O. Elbert


 /s/   W. R. Jackson                       Director                     March 27, 1996
------------------------------------
       W. R. Jackson


 /s/   W. R. Jackson, Jr.                  Director                     March 27, 1996
------------------------------------
       W. R. Jackson, Jr.


 /s/   W. E. Lewellen                      Director                     March 27, 1996
------------------------------------
       W. E. Lewellen


/s/    A. J. Paddock                       Director                     March 27, 1996
------------------------------------
       A. J. Paddock


/s/    J. W. Robinson                      Director                     March 27, 1996
------------------------------------
       J. W. Robinson


/s/    P. J. Townsend                      Director                     March 27, 1996
------------------------------------
       P. J. Townsend


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             Pitt-Des Moines, Inc.

                                                             Additions     Deductions(1)
                                                            -----------    -------------
                                            Balance at       Charged to
                                           Beginning of      Costs and       Credited    Balance at End
Description                                   Period          Expenses       to Asset      of Period
-----------------------------------       --------------    -----------      ---------     ---------
Deducted from accounts receivable
as allowance for doubtful accounts:

Year ended December 31, 1995                 $923,000          $220,000      $275,000      $868,000

Year ended December 31, 1994               $  975,000          $209,000      $261,000      $923,000

Year ended December 31, 1993               $1,011,000          $911,000      $947,000      $975,000

---------------------
(1)  Write-off of accounts deemed to be uncollectible

                                 EXHIBIT INDEX

     3.1  Articles of Incorporation, as amended to date (filed as Exhibit
          3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

     3.2 Bylaws, as amended to date (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

     4.1 Amended and Restated Credit Agreement dated as of June 30, 1992 by and among Pitt-Des Moines, Inc. and Pittsburgh National Bank, Wells Fargo Bank, N.A. and American National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

     4.2  First Amendment dated November 23, 1992 to Credit Agreement filed as
          Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

     4.3  Second Amendment dated June 10, 1993 to Credit Agreement filed as
          Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)

     4.4  Third Amendment dated December 16, 1993 to Credit Agreement filed as
          Exhibit 4.1 hereto (filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

     4.5  Fourth Amendment dated June 14, 1994 to Credit Agreement filed as
          Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

     4.6  Fifth Amendment dated December 8, 1994 to Credit Agreement filed as
          Exhibit 4.1 hereto (filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

     4.7  Sixth Amendment dated May 31, 1995 to Credit Agreement filed as
          Exhibit 4.1 hereto (filed as Exhibit 4.1 to the company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

     10.1 Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

     10.2 Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

     10.3 Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

     10.4 Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

     10.5 Summary of Company's 1995 Management Incentive Plan (MIP) (filed herewith)

     10.6 Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

     10.7 Retirement Plan for PDM Outside Directors as amended on September 14, 1995, effective May 26, 1994 (filed herewith)

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

     13 Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1995, which are incorporated herein by reference (filed herewith)

     21   Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

     23   Consent of Independent Auditors, Ernst & Young LLP (filed herewith)

     27   Financial Data Schedule