Form 10-Q
period 1996-03-31
PITT DES MOINES INC
filed 1996-05-14
CIK 78853

=============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from     to
                                                ----   ----

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

     On March 31, 1996, 2,323,633 shares of Common Stock were outstanding.

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

                        Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                   ---------------------------
(in thousands, except per share amounts)              1996             1995
                                                   ---------        ----------
Earned revenue                                     $ 115,966        $ 119,242
Cost of earned revenue                              (101,035)        (105,947)
                                                   ---------        ---------
 Gross profit from operations                         14,931           13,295
Selling, general and administrative expenses          (9,619)          (9,251)
                                                   ---------        ---------
 Income from operations                                5,312            4,044

Other income/(expense):
 Interest income                                         240              165
 Interest expense                                       (277)            (520)
 Gain on sale of assets                                   20                9
 Miscellaneous, net                                      (85)               1
                                                   ---------        ---------
                                                        (102)            (345)
                                                   ---------        ---------
 Income before income taxes                            5,210            3,699
Income taxes                                          (2,036)          (1,420)
                                                   ---------        ---------
 Net income                                        $   3,174        $   2,279
                                                   =========        =========
Per common share:
 Net income per common share                       $    1.35        $     .98
                                                   =========        =========
 Dividends paid                                    $    .475        $     .25
                                                   =========        =========
 Shares used to calculate income per share             2,355            2,322
  (in 000's)                                       =========        =========


CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                   $  89,677        $  79,202
 Net income                                            3,174            2,279
 Dividends paid                                       (1,104)            (581)
 Other                                                    38                0
                                                   ---------        ---------
Balance at end of period                           $  91,785        $  80,900
                                                   =========        =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                             March 31,   December 31,
                                              1996          1995
                                            -----------  ------------
(in thousands)                              (Unaudited)

Assets

Current Assets

 Cash and cash equivalents                   $  3,755    $  9,508
 Accounts receivable including retentions
 (less allowances:  1996-$940; 1995-$868)      81,564      77,517
 Inventories                                   16,265      16,418
 Costs and estimated profits in excess
  of billings                                  37,656      38,166
 Deferred income taxes                          4,872       4,872
 Prepaid expenses                               2,814         914
                                             --------    --------

Total Current Assets                          146,926     147,395


Other Assets                                    7,839       8,080


Net Assets of Discontinued Operations           4,527       3,916

Property, Plant and Equipment
 Land                                           6,784       6,784
 Buildings                                     31,107      31,025
 Machinery and equipment                       63,416      62,287
                                             --------    --------
                                              101,307     100,096
Allowances for depreciation                   (59,978)    (58,351)
                                             --------    --------
 Net Property, Plant and Equipment             41,329      41,745
                                             --------    --------
                                             $200,621    $201,136
                                             ========    ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                                           March 31,             December 31,
                                                             1996                    1995
                                                          -----------            ------------
(in thousands)                                            (Unaudited)
Liabilities

Current Liabilities
 Accounts payable                                         $ 32,136                    $ 41,611
 Accrued compensation, related taxes and benefits           10,767                      11,739
 Other accrued expenses                                      2,385                       2,379
 Billings in excess of costs and estimated profits           6,812                       6,436
 Income taxes                                                2,926                       1,345
 Casualty and liability insurance                            9,663                       8,817
                                                          --------                    --------
   Total Current Liabilities                                64,689                      72,327

Revolving Credit Facility                                   18,000                      13,000

Deferred Income Taxes                                        5,601                       5,601

Minority Interest                                            1,196                       1,267

Contingencies and Commitments

Stockholders' Equity

 Preferred stock - par value $.01 per share;
  authorized 3,000,000 shares; issued - none
 Common stock - no par value; authorized
  15,000,000 shares; issued 2,982,156 shares                33,549                      33,549
 Retained earnings                                          91,785                      89,677
                                                          --------                    --------
                                                           125,334                     123,226
 Treasury stock at cost
  (1996-658,523 shares; 1995-662,523 shares)               (14,199)                    (14,285)
                                                          --------                    --------
Total Stockholders' Equity                                 111,135                     108,941
                                                          --------                    --------
                                                          $200,621                    $201,136
                                                          ========                    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                               For the three months ended
                                                       March 31,
                                               --------------------------
(in thousands)                                   1996              1995
                                               --------          --------
Cash Flow From Operating Activities
 Net income                                    $ 3,174           $  2,279
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
 Depreciation                                    1,475              1,477
 Discontinued operations                          (611)            (1,107)
 Gain on sale of assets                            (21)                (9)
 Minority interest, net of dividends paid          (71)               (79)
 Other non-cash credits, net                       (60)              (120)
   Change in certain assets and liabilities
   (using) or providing cash:
   Accounts receivable                          (3,705)             6,057
   Inventories                                     153             (3,163)
   Prepaid expenses                             (1,900)            (1,762)
   Costs, estimated profits and billings, net      886                (25)
   Accounts payable                             (9,475)           (15,966)
   Accrued liabilities                            (120)               822
   Income taxes                                  1,581              1,086
                                               -------           --------
 Net cash utilized by operating activities      (8,694)           (10,510)

Cash Flows from Investing Activities
 Capital expenditures                           (1,062)            (1,068)
 Proceeds from sales of assets                      24                 22
 Change in investments and other assets            (41)                36
                                               -------           --------
 Net cash utilized by investing activities      (1,079)            (1,010)

Cash Flows from Financing Activities
 Proceeds from debt obligations                  8,000              2,000
 Payments of debt obligations                   (3,000)                 0
 Dividends paid                                 (1,104)              (581)
 Other                                             124                  0
                                               -------           --------
 Net cash provided by financing activities       4,020              1,419
                                               -------           --------
 Decrease in cash and cash equivalents          (5,753)           (10,101)
 Cash and cash equivalents at beginning of year  9,508             11,668
                                               -------           --------
Cash and cash equivalents at end of period     $ 3,755           $  1,567
                                               =======           ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The December 31, 1995 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note B.  Costs and Estimated Profits on Uncompleted Contracts

     Costs and estimated profits on uncompleted contracts are summarized as follows:


                                              March 31,  December 31,
(in thousands)                                  1996         1995
                                             ----------  -----------
Costs incurred on uncompleted contracts       $ 593,857    $ 542,631
Estimated profits                                81,589       69,861
                                              ---------    ---------
                                                675,446      612,492
Less:  Billings to date                        (644,602)    (580,762)
                                              ---------    ---------
                                              $  30,844    $  31,730
                                              =========    =========

     Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:


                                                       March 31,    December 31,
(in thousands)                                           1996          1995
                                                       ---------    -----------
Costs and estimated profits in excess of billings       $37,656      $38,166
Billings in excess of costs and estimated profits        (6,812)      (6,436)
                                                        -------      -------
                                                        $30,844      $31,730
                                                        =======      =======

Included in costs and estimated profits in excess of billings on uncompleted contracts at March 31, 1996 was approximately $6.0 million relating to an unapproved change order arising from a dispute over design and specification changes on a project currently under construction.

Negotiations to obtain reimbursement for this additional work have commenced. Management believes that amounts recognized will be realized. However, this estimate of recovery could change as the negotiations continue. As additional facts are learned, the Company may revise the estimate of potential recovery, which could result in a material adjustment to the results of operations in future periods.

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

     On November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment was in the process of erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. An investigation is being conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department as required by OSHA law. OSHA has cited the Company for safety violations and has assessed $147,000 in civil penalties. In an order dated April 28, 1995, an administrative law judge dismissed OSHA's case assessing civil penalties. OSHA's appeal of this decision is pending before the Occupational Safety and Health Review Commission.

The Justice Department continues to investigate whether to institute criminal action against the Company as a result of the accident, and has convened a grand jury proceeding in the United States District Court for the Northern District of Illinois. The Company cannot predict whether or not a criminal action will be instituted. If such action is commenced, and the Company is found in violation of these laws, management believes that the resulting fines, penalties and costs of defense, which would be uninsured, would not be material to the Company's financial condition, although it could be material to the Company's reported results of operations for the period in which such payments are incurred. The Company believes that it has significant and meritorious defenses to any such charges and intends to vigorously defend them. Although the Company has insurance coverages containing various deductible clauses totalling $1.5 million, the Company and its insurance carriers are assessing the damages and related policy coverages.

     Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared with three months ended March 31, 1995.

The Company reported net income of $3.2 million or $1.35 per share on earned revenue of $116.0 million for the quarter ended March 31, 1996. These results compare with net income of $2.3 million or $.98 per share on earned revenue of $119.2 million for the quarter ended March 31, 1995.

During the first quarter of 1996, income from operations increased 31 percent to $5.3 million when compared with the first quarter of 1995. All of the Company's business segments contributed to the overall profitability for the period ended March 31, 1996 while Steel Construction and Steel Service Centers reported improvements in profitability for 1996 compared with 1995.

New awards for the period ended March 31, 1996 were $101.3 million compared to $84.6 million for the quarter ended March 31, 1995. This resulted in a backlog of $167.6 million on March 31, 1996 when compared with $156.4 million for the same period in 1995.

The Engineered Construction Division realized a decrease in earned revenue from $50.4 million to $46.1 million for the periods ended March 31, 1995 and 1996, respectively. Earned revenue was down from 1995 levels due in part to poor weather conditions which hampered construction activities during the first
quarter of 1996.   However, gross margins improved to 12.8 percent from 11.7
percent for the first quarter of 1995 as a result of the mix and stages of completion of current contracts. The decrease in volume and increase in margins resulted in income from operations of $1.9 million for the current period, down from $2.4 million for the same period in 1995. New awards increased 11 percent for the current period when compared with the same period in 1995.

Steel Construction also reported a slight decrease of $1.5 million in earned revenue to $33.2 million for the current quarter when compared with the prior year quarter. However, income from operations improved to $3.3 million from $1.0 million for the period ended March 31, 1995. Both bridge fabrication and building construction contracts contributed to the current operating profitability, while the latter was particularly responsible for the improvement over 1995. Additionally, new awards for the current period increased dramatically over the prior year period and was primarily the result of building construction projects.

For the three months ended March 31, 1996, Steel Service Centers realized increases in both earned revenue and income from operations when compared with the same period in 1995. Earned revenue improved 10 percent to $37.6 million and income from operations increased 19 percent to $2.9 million. This segment continues to benefit from the economic growth realized in many of the geographic areas in which it competes.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, the Company's primary sources of liquidity were cash and cash equivalents and proceeds from debt obligations. On March 31, 1996, cash and cash equivalents were $3.8 million compared with $9.5 million on December 31, 1995. Working capital increased $7.1 million from $75.1 million at December 31, 1995 to $82.2 million at March 31, 1996.

The net cash utilized by operating activities decreased by $1.8 million for the first three months of 1996 when compared with the same period in 1995. In 1995 and 1996, cash was used in operating activities primarily to reduce accounts payable.

Capital expenditures of $1.1 million for both quarters ended March 31, 1996 and 1995 were the major components in investing activities. Expenditures were primarily for plant and computer equipment and, plant and machinery equipment in 1996 and 1995, respectively. Total expenditures for the year ended December 31, 1996, which are expected to be internally financed, should approximate $5.5 million. In addition, the Company intends to continue to pursue acquisition opportunities beneficial to the Company.

The net cash provided by financing activities of $4.0 million for the three months ended March 31, 1996, was primarily the result of net borrowings of $5.0 million and payment of cash dividends of $1.1 million. Net borrowings of $5.0 million under the revolving credit facility during the first quarter of 1996, were used to finance working capital growth. On May 2, 1996, the Board of Directors declared a quarterly dividend of $.275 per share of common stock payable June 28, 1996 to shareholders of record on June 14, 1996.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $40.0 million unsecured revolving credit facility which matures on December 31, 1997. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On March 31, 1996, $18.0 million of borrowings and $12.5 million of stand-by letters of credit were outstanding under this agreement.

                          Part II - Other Information


Item 1.  Legal Proceedings

         Refer to Part I Item 1, "Note C - Contingencies" of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 11.1 - Computation of earnings per share for the three months ended March 31, 1996 and 1995.

         Exhibit 27 - Financial Data Schedule

   (b)   Reports on Form 8-K.

         There have been no reports on Form 8-K filed by the Company during the quarter ended March 31, 1996.

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



                                        Pitt-Des Moines, Inc.
                                        -------------------------------
                                             (Registrant)



                                        Principal Executive Officer:



Date:  May 13, 1996                     By: /s/ Wm. W. McKee
                                            ----------------------------
                                                Wm. W. McKee
                                               (President and
                                               Chief Executive Officer)



                                       Principal Financial Officer:



Date:  May 13, 1996                    By: /s/ R. A. Byers
                                           ---------------------------
                                                R. A. Byers
                                                (Vice President
                                                Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
- -------
11.1       Computation of earnings per share for the three
             months ended March 31, 1996 and 1995

27         Financial Data Schedule