Form 10-Q
period 1996-06-30
PITT DES MOINES INC
filed 1996-08-14
CIK 78853

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

                  For the quarterly period ended June 30, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission file number 1-5259

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

     On June 30, 1996, 2,323,633 shares of Common Stock were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                            Page

Part I  - Financial Information

           Item 1.   Financial statements                                      3

           Item 2.   Management's discussion and analysis of
                     financial condition and results of operations            11


Part II - Other Information

           Item 1.    Legal proceedings                                       14

           Item 4.    Submission of matters to a vote of security holders     14

           Item 6.    Exhibits and reports on Form 8-K                        14

Signatures                                                                    16

Exhibit Index                                                                 17

                         Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                     Three months ended         Six months ended
                                                         June 30,                    June 30,
                                                    --------------------       --------------------
(in thousands, except per share amounts)               1996       1995            1996        1995
Earned revenue                                      $121,649   $ 113,468       $ 237,615   $ 232,710
Cost of earned revenue                               (105,971)   (98,670)       (207,006)   (204,617)
                                                    ---------   --------       ---------   ---------
 Gross profit from operations                          15,678     14,798          30,609      28,093
Selling, general and administrative expenses          (10,133)   (10,050)        (19,752)    (19,301)
                                                    ---------   --------       ---------   ---------
 Income from operations                                 5,545      4,748          10,857       8,792

Other income/(expense):
 Interest income                                          203        180             443         345
 Interest expense                                        (314)      (511)           (591)     (1,031)
 Gain on sale of assets                                   262         23             282          32
 Miscellaneous, net                                       (90)      (110)           (175)       (109)
                                                    ---------   --------       ---------   ---------
                                                           61       (418)            (41)       (763)
                                                    ---------   --------       ---------   ---------
 Income before income taxes                             5,606      4,330          10,816       8,029
Income taxes                                           (2,180)    (1,703)         (4,216)     (3,123)
                                                    ---------   --------       ---------   ---------
 Net income                                           $ 3,426    $ 2,627       $   6,600   $   4,906
                                                    =========   ========       =========   =========

Per common share:
 Net income per common share                           $1.46      $1.13           $2.81       $2.11
                                                   =========   ========       =========   =========
 Dividends paid                                        $.275       $.25            $.75        $.50
                                                   =========   ========       =========   =========
 Shares used to calculate income per share
 (in 000's)                                            2,354      2,322           2,352      2,322
                                                   =========   ========       =========   =========

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                              $  89,677    $ 79,202
 Net income                                                                       6,600       4,906
 Dividends paid                                                                  (1,743)     (1,161)
 Other                                                                               38           0
                                                                               ---------   --------
Balance at end of period                                                       $  94,572   $  82,947
                                                                               =========   =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                                         June 30,      December 31,
                                                           1996            1995
                                                       -----------     -----------
(in thousands)                                         (Unaudited)

Assets

Current Assets

 Cash and cash equivalents                              $  3,797        $  9,508
 Accounts receivable including retentions
 (less allowances:  1996-$1,220; 1995-$868)               92,383          77,517
 Inventories                                              16,968          16,418
 Costs and estimated profits in excess
  of billings                                             33,766          38,166
 Deferred income taxes                                     4,872           4,872
 Prepaid expenses                                          1,702             914
                                                        --------       ---------

   Total Current Assets                                  153,488         147,395

Other Assets                                               7,150           8,080

Net Assets of Discontinued Operations                      3,916           3,916

Property, Plant and Equipment
 Land                                                      6,789           6,784
 Buildings                                                31,089          31,025
 Machinery and equipment                                  64,120          62,287
                                                        --------        --------
                                                         101,998         100,096
Allowances for depreciation                              (61,477)        (58,351)
                                                        --------        --------
 Net Property, Plant and Equipment                        40,521          41,745
                                                        --------        --------
                                                        $205,075        $201,136
                                                        ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                                         June 30,                   December 31,
                                                           1996                         1995
                                                       -----------                  -----------
(in thousands)                                         (Unaudited)

Liabilities

Current Liabilities
 Accounts payable                                         $ 33,694                    $ 41,611
 Accrued compensation, related taxes and benefits           11,162                      11,739
 Other accrued expenses                                      1,942                       2,379
 Billings in excess of costs and estimated profits           7,383                       6,436
 Income taxes                                                2,090                       1,345
 Casualty and liability insurance                           10,011                       8,817
                                                          --------                    --------
   Total Current Liabilities                                66,282                      72,327


Revolving Credit Facility                                   18,000                      13,000

Deferred Income Taxes                                        5,601                       5,601

Minority Interest                                            1,270                       1,267

Contingencies and Commitments

Stockholders' Equity

 Preferred stock - par value $.01 per share;
  authorized 3,000,000 shares; issued - none
 Common stock - no par value; authorized
  15,000,000 shares; issued 2,982,156 shares                33,549                      33,549
 Retained earnings                                          94,572                      89,677
                                                          --------                    --------
                                                           128,121                     123,226
 Treasury stock at cost
  (1996-658,523 shares; 1995-662,523 shares)               (14,199)                    (14,285)
                                                          --------                    --------
   Total Stockholders' Equity                              113,922                     108,941
                                                          --------                    --------
                                                          $205,075                    $201,136
                                                          ========                    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                             Six months ended
                                                                  June 30,
                                                         --------------------------
(in thousands)                                             1996              1995
                                                         ---------         --------
Cash Flow From Operating Activities
 Net income                                              $  6,600          $  4,906
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
 Depreciation                                               2,977             2,945
 Discontinued operations                                        0              (931)
 Gain on sale of assets                                      (282)              (32)
 Minority interest, net of dividends paid                       3               (18)
 Other non-cash credits, net                                 (120)             (240)
   Change in certain assets and liabilities
    (using) or providing cash:
   Accounts receivable                                    (13,795)            9,863
   Inventories                                               (550)              (33)
   Prepaid expenses                                          (788)           (1,765)
   Costs, estimated profits and billings, net               5,347            (4,394)
   Accounts payable                                        (7,917)          (13,173)
   Accrued liabilities                                        180               758
   Income taxes                                               745              (120)
                                                         --------          --------
 Net cash utilized by operating activities                 (7,600)           (2,234)

Cash Flows from Investing Activities
 Capital expenditures                                      (1,775)           (2,882)
 Proceeds from sales of assets                                304               130
 Change in investments and other assets                       (21)               70
                                                         --------          --------
 Net cash utilized by investing activities                 (1,492)           (2,682)

Cash Flows from Financing Activities
 Proceeds from debt obligations                             8,000             4,000
 Payments of debt obligations                              (3,000)           (3,000)
 Dividends paid                                            (1,743)           (1,161)
 Other                                                        124                 0
                                                         --------          --------
 Net cash provided by financing activities                  3,381              (161)
                                                         --------          --------
 Decrease in cash and cash equivalents                     (5,711)           (5,077)
 Cash and cash equivalents at beginning of year             9,508            11,668
                                                         --------          --------
Cash and cash equivalents at end of period               $  3,797          $  6,591
                                                         ========          ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The December 31, 1995 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note B.  Costs and Estimated Profits on Uncompleted Contracts

  Costs and estimated profits on uncompleted contracts are summarized as follows:

                                              June 30,   December 31,
(in thousands)                                  1996         1995
                                              ---------  -----------
Costs incurred on uncompleted contracts       $ 656,671   $ 542,631
Estimated profits                                89,380      69,861
                                              ---------   ----------
                                                746,051     612,492
Less:  Billings to date                        (719,668)   (580,762)
                                              ---------   ----------
                                               $ 26,383    $  31,730
                                              =========   ==========

  Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                         June 30,   December 31,
(in thousands)                                             1996         1995
                                                         ---------  -----------
Costs and estimated profits in excess of billings         $33,766    $38,166
Billings in excess of costs and estimated profits          (7,383)    (6,436)
                                                          -------    -------
                                                          $26,383    $31,730
                                                          =======    =======

Included in costs and estimated profits in excess of billings on uncompleted contracts at June 30, 1996 was approximately $6.0 million relating to an unapproved change order arising from a dispute over design and specification changes on a project currently under construction.

On May 14, 1996 the Company brought suit in the United States District Court for the Northern District of Illinois to obtain reimbursement for this additional work. Negotiations to obtain reimbursement for this additional work continue and management believes that amounts recognized will be realized. However, the estimate of recovery could change as the negotiations continue or as the conduct of the litigation progresses. Counterclaims in the amount of $3.5 million, in the nature of backcharges, have been asserted against the Company in this case. (See Note C. Contingencies, below.) As additional information becomes available, the Company may revise the estimate of potential recovery, which could result in a material adjustment to the results of operations in future periods.

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

On May 14, 1996 the Company filed an action in the United States District Court for the Northern District of Illinois (Eastern Division) captioned PITT-DES MOINES, INC. V. METROPOLITAN PIER & EXPOSITION AUTHORITY ET AL. seeking reimbursement for additional work and making other claims in connection with an unapproved change order arising from a dispute over design and specification changes to a project under construction. The Company's total claim is substantially in excess of the counterclaim. On June 4, 1996 certain of the defendants in said action made counterclaims against the Company in amounts approximating $3.5 million. Although counsel is unable to predict with certainty the ultimate outcome, management and counsel believe the Company has significant and meritorious defenses to any such claims and intend to pursue them vigorously.

On June 20, 1996 the Company was served with a subpoena to appear and produce documents before the Grand Jury of the United States District Court for the Western District of Wisconsin in connection with the United States Department of Justice Antitrust Division's investigation of bid rigging and other criminal violations in the steel bridge fabrication industry. The Company has been informed that it is not presently the target of the investigation but that it and other companies in the steel bridge fabrication industry are the subjects of the investigation.

The Company has no reason to believe that it will become a target of the investigation or that a criminal action will be instituted against it in these matters. If the Company became a target or a criminal investigation were instituted, the Company believes that it has significant and meritorious defenses to any such charges and intends to vigorously defend them.

   Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company.

   This quarterly report on Form 10-Q contains forward-looking statements as to the outcome of various claims and legal proceedings. Actual results may differ with respect to such claims and proceedings as a result of factors over which the Company does not have any control, including, but not limited to, new developments, changes in the laws or regulations and the positions taken by the opposing parties, the courts or the finders of fact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995.

The Company reported net income of $3.4 million, or $1.46 per share, on earned revenue of $121.6 million for the quarter ended June 30, 1996. These results compare with net income of $2.6 million, or $1.13 per share, on earned revenue of $113.5 million for the quarter ended June 30, 1995.

During the second quarter of 1996, earned revenue and income from operations increased 7 percent and 17 percent, respectively when compared with the second quarter of 1995. New awards of $135 million for the current quarter were equivalent to the prior year quarter.

The Engineered Construction Division (ECD) reported a 6 percent increase in earned revenue from $45.4 million at June 30, 1995 to $48.1 million for the current quarter. Income from operations of $1.6 million, although profitable, was down from $2.2 million for the prior year quarter. This was primarily the result of contract margins slightly lower than margins realized during the quarter ended June 30, 1995. New awards improved 37 percent for the current quarter when compared with the same quarter in 1995 which resulted in a strong backlog level entering the third quarter of 1996.

During the second quarter of 1996, Steel Construction realized improvements in both earned revenue and profitability when compared with the second quarter of 1995. Earned revenue increased 18 percent to $33.5 million from $28.5 million for the quarter ended June 30, 1995. Income from operations of $2.9 million for the current quarter increased 42 percent when compared with the same quarter in 1995. New awards for the current quarter were down when compared with new awards for the same quarter in 1995 which were substantially above average for this segment. This resulted in a current backlog slightly below the second quarter of 1995. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in the Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at June 30, 1996 was approximately $6.0 million relating to an unapproved change order arising from a dispute over design and specification changes on a project currently under construction.

Steel Service Centers income from operations of $3.1 million on earned revenue of $40.1 million for the quarter ended June 30, 1996 compares with income from operations of $3.2 million on earned revenue of $39.6 million for the prior year quarter.

Other income of $61,000, for the current quarter, compares with other expense of $418,000 for the same quarter in 1995. This improvement was primarily the result of a gain realized on the sale of a foreign investment during the second quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995.

For the six months ended June 30, 1996, the Company reported net income of $6.6 million, or $2.81 per share, on earned revenue of $237.6 million. These results compare with net income of $4.9 million, or $2.11 per share, on earned revenue of $232.7 million for the six months ended June 30, 1995.

During the period ended June 30, 1996 increases in earned revenue of $4.9 million, profitability of $2.1 million and new awards of $16.3 million were realized when compared with results for the period ended June 30, 1995.

For the six months ended June 30, 1996, ECD reported income from operations of $3.5 million on earned revenue of $94.2 million. These results compare with income from operations of $4.6 million on earned revenue of $95.9 million for the same period in 1995. As earned revenue remained relatively unchanged, the decline in profitability was primarily the result of lower contract margins realized in 1996 when compared with 1995. Additionally, new awards of $108.6 million represents a $21 million increase from the period ended June 30, 1995.

Steel Construction realized a $3.8 million increase in earned revenue from $63.2 million to $67 million for the periods ended June 30, 1995 and 1996, respectively. Income from operations improved to the current level of $6.2 million from $3 million for the same period in 1995. Increases in earned revenue and profitability were primarily the result of improvements in building construction activity. New awards of $50.4 million for the six months ended
June 30, 1996 compare with $59 million for the similar prior year period. During the second quarter of 1995 new awards were substantially above average for this segment.

Steel Service Centers reported a 5 percent increase in earned revenue and a 7 percent increase in income from operations for the current period when compared with the period ended June 30, 1995. Earned revenue of $73.7 million improved to $77.7 million and profitability of $5.6 million increased to $6 million for the six months ended June 30, 1995 and 1996, respectively.

Other expense of $41,000 for the year to date period ended June 30, 1996 compares with other expense of $763,000 for the same period in 1995. A decrease in interest expense, as a result of lower levels of net borrowings during 1996, accounted for the majority of this improvement.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, the Company's primary sources of liquidity were cash and cash equivalents and proceeds from the Company's borrowing facility. On June 30, 1996, cash and cash equivalents were $3.8 million, a decrease of $5.7 million, compared with $9.5 million on December 31, 1995. Working capital increased $12.1 million to $87.2 million currently, from $75.1 million at December 31, 1995.

The net cash utilized by operating activities increased by $5.4 million for the period ended June 30, 1996 when compared with the same period in 1995. This was primarily the result of the change in components that affect working capital. Accounts receivable accounted for the largest change in working capital components which was impacted by the timing of contract related billings and receipts.

Capital expenditures of $1.8 million and $2.9 million for the six months ended June 30, 1996 and 1995, respectively were the major components in investing activities. In 1996 expenditures were primarily for computer equipment and plant machinery and equipment. Expenditures during 1995 were primarily for plant machinery and equipment. Total capital expenditures for the year ended December 31, 1996 should approximate $5.5 million. In addition, management intends to continue to pursue acquisition opportunities beneficial to the Company.

Net cash utilized by financing activities of $3.4 million for the period ended June 30, 1996, was primarily the result of net borrowings of $5.0 million and payments of cash dividends of $1.7 million. Net borrowings under the revolving credit facility during the six months ended June 30, 1996, were used to finance working capital growth. On August 1, 1996, the Board of Directors declared a quarterly dividend of $.275 per share of common stock payable September 27, 1996 to shareholders of record on September 13, 1996. Payment of future dividends will be evaluated based upon business conditions.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $40.0 million unsecured revolving credit facility which matures December 31, 1998. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On June 30, 1996, $18.0 million of borrowings and $12.5 million of stand-by letters of credit were outstanding under this agreement.

                          Part II - Other Information


Item 1.  Legal Proceedings

         Refer to Part I Item 1, "Note C - Contingencies" of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 2, 1996, the Company held its annual stockholders meeting. The two matters voted upon at the annual meeting were the election of three directors and the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1996.

         Each of the Company's nominees for director was reelected at the annual meeting. The total number of votes cast for the election of directors was 1,947,082. Following is a separate tabulation with respect to each director:

                                  Votes For  Votes Withheld
                                  ---------  --------------
                R. W. Dean        1,933,740          13,342
                W. R. Jackson     1,932,587          14,495
                W. E. Lewellen    1,933,240          13,842

         The total number of votes cast for the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1996, was 1,947,082 with 1,942,966 votes for, 210 votes against and 3,906 votes abstained.

         There were no broker nonvotes with respect to the two matters voted upon.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 4.1 -  Seventh Amendment to Credit Agreement dated
                        June 30, 1996.

         Exhibit 11.1 - Computation of earnings per share for the three months ended June 30, 1996 and 1995.

         Exhibit 11.2 - Computation of earnings per share for the six months ended June 30, 1996 and 1995.

         Exhibit 27 -   Financial Data Schedule

    (b)  Reports on Form 8-K.

         A Form 8-K dated June 20, 1996 with respect to an investigation of the Company by the United States Department of Justice's Anti-Trust Division concerning potentially criminal bidding activities in the steel bridge fabrication industry was filed under Item 5 Other Events.

         There have been no other reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Pitt-Des Moines, Inc.
                                        ---------------------------
                                             (Registrant)



                                        Principal Executive Officer:



Date:  August 13, 1996                  By: /s/ Wm. W. McKee
                                            -----------------------
                                                Wm. W. McKee
                                               (President and
                                           Chief Executive Officer)



                                        Principal Financial Officer:



Date:  August 13, 1996                   By: /s/ R. A. Byers
                                             -----------------------
                                                 R. A. Byers
                                               (Vice President
                                            Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
- -------
4.1       Seventh Amendment to Credit Agreement dated June 30, 1996

11.1 Computation of earnings per share for the three months ended June 30, 1996 and 1995

11.2 Computation of earnings per share for the six months ended June 30, 1996 and 1995

27        Financial Data Schedule