Form 10-Q
period 1996-09-30
PITT DES MOINES INC
filed 1996-11-13
CIK 78853

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ______________________

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission file number 1-5259

                              ____________________

                             PITT-DES MOINES, INC.
             (Exact name of registrant as specified in its charter)

              Commonwealth of Pennsylvania                25-0729430
            (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

           3400 Grand Avenue, Pittsburgh, PA                 15225
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

    On October 31, 1996, 2,324,101 shares of Common Stock were outstanding.
================================================================================

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

                         Part I.  Financial Information


Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                   Three months ended      Nine months ended
                                                      September 30,          September 30,
                                                 ----------------------  ---------------------
(in thousands, except per share amounts)            1996        1995        1996        1995
                                                 ---------   ---------   ---------   ---------
Earned revenue                                    $120,795   $ 123,186   $ 358,410    $355,896
Cost of earned revenue                            (104,109)   (106,035)   (311,115)   (310,652)
                                                 ---------   ---------   ---------   ---------
  Gross profit from operations                      16,686      17,151      47,295      45,244
Selling, general and administrative expenses       (11,686)     (9,878)    (31,438)    (29,179)
                                                 ---------   ---------   ---------   ---------
  Income from operations                             5,000       7,273      15,857      16,065

Other income/(expense):
  Interest income                                      365         138         808         483
  Interest expense                                    (315)       (470)       (906)     (1,501)
  Gain on sale of assets                               298          16         580          48
  Miscellaneous, net                                  (211)       (100)       (386)       (209)
                                                 ---------   ---------   ---------   ---------
                                                       137        (416)         96      (1,179)
                                                 ---------   ---------   ---------   ---------
  Income before income taxes                         5,137       6,857      15,953      14,886
Income taxes                                        (2,034)     (2,699)     (6,250)     (5,822)
                                                 ---------   ---------   ---------   ---------
  Net income                                      $  3,103   $   4,158   $   9,703   $   9,064
                                                 =========   =========   =========   =========
Per common share:
  Net income per common share                     $   1.32   $    1.78   $    4.13   $    3.89
                                                 =========   =========   =========   =========
  Dividends paid                                  $   .275   $     .25   $   1.025   $     .75
                                                 =========   =========   =========   =========
  Shares used to calculate income per share
  (in 000's)                                         2,352       2,330       2,352       2,329
                                                 =========   =========   =========   =========

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                          $ 89,677   $  79,202
  Net income                                                                 9,703       9,064
  Dividends paid                                                            (2,382)     (1,742)
  Other                                                                         38           0
                                                                          ---------   ---------
Balance at end of period                                                 $  97,036   $  86,524
                                                                         =========   =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                                            September 30,        December 31,
                                                                 1996               1995
                                                            -------------        ------------
(in thousands)                                               (Unaudited)
Assets

Current Assets

  Cash and cash equivalents                                 $  4,743             $  9,508
  Accounts receivable including retentions
  (less allowances:  1996-$1,126; 1995-$868)                  92,788               77,517
  Inventories                                                 17,644               16,418
  Costs and estimated profits in excess of billings           32,173               38,166
  Deferred income taxes                                        4,872                4,872
  Prepaid expenses                                             1,249                  914
                                                            --------             --------
   Total Current Assets                                      153,469              147,395


Other Assets                                                   7,190                8,080

Net Assets of Discontinued Operations                          3,980                3,916

Property, Plant and Equipment
  Land                                                         6,706               6,784
  Buildings                                                   31,163              31,025
  Machinery and equipment                                     64,602              62,287
                                                            --------            --------
                                                             102,471             100,096
Allowances for depreciation                                  (62,478)            (58,351)
                                                            --------            --------
  Net Property, Plant and Equipment                           39,993              41,745
                                                            --------            --------
                                                            $204,632            $201,136
                                                            ========            ========

 See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                                            September 30,        December 31,
                                                                 1996               1995
                                                            -------------        ------------
(in thousands)                                               (Unaudited)
Liabilities

Current Liabilities
  Accounts payable                                          $ 33,874                    $ 41,611
  Accrued compensation, related taxes and benefits            11,737                      11,739
  Other accrued expenses                                       1,874                       2,379
  Billings in excess of costs and estimated profits            7,542                       6,436
  Income taxes                                                 1,143                       1,345
  Casualty and liability insurance                            10,056                       8,817
                                                            --------                     -------
    Total Current Liabilities                                 66,226                      72,327

Revolving Credit Facility                                     15,000                      13,000

Deferred Income Taxes                                          5,601                       5,601

Minority Interest                                              1,419                       1,267

Contingencies and Commitments

Stockholders' Equity

  Preferred stock - par value $.01 per share;
   authorized 3,000,000 shares; issued - none
  Common stock - no par value; authorized
   15,000,000 shares; issued 2,982,156 shares                 33,549                      33,549
  Retained earnings                                           97,036                      89,677
                                                            --------                    --------
                                                             130,585                     123,226
  Treasury stock at cost
   (1996-658,523 shares; 1995-662,523 shares)                (14,199)                    (14,285)
                                                            --------                    --------
    Total Stockholders' Equity                               116,386                     108,941
                                                            --------                    --------
                                                            $204,632                    $201,136
                                                            ========                    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     Nine months ended
                                                       September 30,
                                                   --------------------
(in thousands)                                       1996        1995
                                                   ---------  ---------
Cash Flow From Operating Activities
  Net income                                        $  9,703   $  9,064
  Adjustments to reconcile net income to net
   cash utilized by operating activities:
  Depreciation                                         4,463      4,393
  Discontinued operations                                (64)      (543)
  Gain on sale of assets                                (580)       (48)
  Minority interest, net of dividends paid               152         90
  Other non-cash credits, net                           (180)      (360)
    Change in certain assets and liabilities
     (using) or providing cash:
    Accounts receivable                              (14,190)     8,474
    Inventories                                       (1,226)     3,255
    Prepaid expenses                                    (335)      (638)
    Costs, estimated profits and billings, net         7,099    (15,241)
    Accounts payable                                  (7,737)   (15,745)
    Accrued liabilities                                  732      1,787
    Income taxes                                        (202)       512
                                                   ---------  ---------
  Net cash utilized by operating activities           (2,365)    (5,000)

Cash Flows from Investing Activities
  Capital expenditures                                (2,853)    (3,870)
  Proceeds from sales of assets                          722        146
  Change in investments and other assets                 (11)       108
                                                    --------   --------
  Net cash utilized by investing activities           (2,142)    (3,616)

Cash Flows from Financing Activities
  Proceeds from debt obligations                       8,000      4,000
  Payments of debt obligations                        (6,000)    (3,000)
  Dividends paid                                      (2,382)    (1,742)
  Other                                                  124          0
                                                    --------   --------
  Net cash utilized by financing activities             (258)      (742)
                                                    --------   --------
  Decrease in cash and cash equivalents               (4,765)    (9,358)
  Cash and cash equivalents at beginning of year       9,508     11,668
                                                    --------   --------
Cash and cash equivalents at end of period         $  4,743    $  2,310
                                                   ========    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The December 31, 1995 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note B.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:

                                                   September 30,  December 31,
(in thousands)                                         1996          1995
                                                   ------------   ----------
Costs incurred on uncompleted contracts               $ 716,935   $ 542,631
Estimated profits                                        98,266      69,861
                                                      ---------   ---------
                                                        815,201     612,492
Less:  Billings to date                                (790,570)   (580,762)
                                                      ---------   ---------
                                                      $  24,631   $  31,730
                                                      =========   =========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                   September 30,  December 31,
(in thousands)                                         1996          1995
                                                   ------------   ----------
Costs and estimated profits in excess of billings     $32,173      $38,166
Billings in excess of costs and estimated profits      (7,542)      (6,436)
                                                      -------      -------
                                                      $24,631      $31,730
                                                      =======      =======

Included in costs and estimated profits in excess of billings on uncompleted contracts at September 30, 1996 was approximately $6.0 million relating to an unapproved change order arising from a dispute over design and specification changes on a project currently under construction.

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

As previously reported, on November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment was in the process of erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. Various personal injury claims have been asserted against the Company, and others, as a result of the accident (the "Personal Injury Cases"). The Company has policies of insurance with third parties with coverages in excess of the amounts presently demanded in the Personal Injury Cases. Those policies contain various deductible clauses totaling $1.5 million, and the Company and its insurance carriers are assessing the damages claimed and related policy coverages. Also, as previously reported, a charge of $2.0 million was recorded in the fourth quarter of 1993 relating to this accident. There may be uninsured costs relating to this accident for which the Company would be liable.

An investigation of the November 3, 1993 accident was conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department as required by OSHA law. OSHA has cited the Company for safety violations and has assessed $147,000 in civil penalties. In an order dated April 28, 1995, an administrative law judge dismissed OSHA's case assessing civil penalties. OSHA's appeal of this decision is pending before the Occupational Safety and Health Review Commission.

As a result of the OSHA/Justice Department investigation, on August 23, 1996, the Company was served with an indictment issued by a grand jury for the United States District Court for the Northern District of Illinois. The indictment alleges that the Company is guilty of two misdemeanors for violations of the Occupational Safety and Health Act (and regulations promulgated thereunder) concerning the erection of structural steel members around the time of the November 3, 1993 accident and that such violations caused the deaths of the two men killed in the accident. The Department of Justice has reported that the maximum criminal fines and penalties which can be assessed, if the Company is convicted of both misdemeanors, is $1,000,000.

On September 17, 1996 the Company entered a plea of not guilty to the alleged misdemeanors and demanded a jury trial at which it intends to vigorously defend itself against the allegations. The Company believes that it has significant and meritorious defenses to the alleged misdemeanors.

If the Company is convicted of the alleged misdemeanors, management believes that the resulting fines, penalties and costs of defense, which would be uninsured, would not be material to the Company's financial condition, although they could be material to the Company's reported results of operations for the period in which such payments are incurred. As a result of the Justice Department's actions, additional claims may be asserted in the

Personal Injury Cases, or other claims, actions or proceedings may be instituted against the Company. While the Company has no reason to believe that any such claim, action or proceeding will be instituted against it, the Company cannot predict the likelihood of such a claim, action or proceeding being instituted against it, and cannot assess the availability of any insurance coverage or the possibility or materiality of an adverse result in the event of any such claim, action or proceeding in advance of a claim, action or proceeding being instituted.

On May 14, 1996 the Company filed an action in the United States District Court for the Northern District of Illinois (Eastern Division) captioned PITT-DES MOINES, INC. V. METROPOLITAN PIER & EXPOSITION AUTHORITY ET AL. seeking reimbursement for additional work and making other claims in connection with an unapproved change order arising from a dispute over design and specification changes to a project under construction (see discussion in Note B above). On June 4, 1996 certain of the defendants in said action made counterclaims against the Company in amounts approximating $3.5 million. The Company's total claim is substantially in excess of the counterclaims. Although counsel is unable to predict with certainty the ultimate outcome, management and counsel believe the Company has significant and meritorious defenses to any such claims and intend to pursue them vigorously.

On June 20, 1996 the Company was served with a subpoena to appear and produce documents before the Grand Jury of the United States District Court for the Western District of Wisconsin in connection with the United States Department of Justice Antitrust Division's investigation of bid rigging and other criminal violations in the steel bridge fabrication industry. The Company has been informed that it is not the target of the investigation at present but that it and other companies in the steel bridge fabrication industry are the subjects of the investigation.

The Company has no reason to believe that it will become a target of the investigation or that a criminal action will be instituted against it in these matters. If the Company became a target or a criminal investigation were instituted, the Company believes that it would have significant and meritorious defenses to any such charges and would vigorously defend against them.

Management believes it is improbable that the ultimate outcome of any matter currently pending against the Company will materially affect the financial position of the Company.

This quarterly report on Form 10-Q contains certain forward-looking statements as to the outcome of various claims and legal proceedings. Actual results may differ with respect to such claims and proceedings as a result of factors over which the Company does not have any control, including, but not limited to, new developments, changes in the laws or regulations and the positions taken by the opposing parties, the courts or the finders of fact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995.

The Company reported net income of $3.1 million, or $1.32 per share, on earned revenue of $120.8 million for the quarter ended September 30, 1996. These results compare with net income of $4.2 million, or $1.78 per share, on earned revenue of $123.2 million for the quarter ended September 30, 1995. Although results were down for the current quarter when compared with the prior year quarter, gross profits overall remained relatively unchanged. The most significant impact on current income from operations was primarily the result of the increase in selling, general and administrative expenses associated with the relocation of the Engineered Construction Division (ECD) headquarters to Houston, Texas.

ECD, for the current quarter, reported earned revenue of $49.6 million and income from operations of $2.3 million. These results were down $2.1 million and $589,000 respectively from the prior year quarter, which, in terms of earned revenue, was one of the more successful quarters in recent history. As a percentage, gross profit improved from the prior year period but as volume declined and costs related with the relocation were incurred, current results were effected accordingly. New awards were $39.5 million and $60.4 million for the third quarter of 1996 and 1995, respectively.

For the current quarter, Steel Construction reported earned revenue of $26.7 million and income from operations of $1.3 million. During the same period in 1995 earned revenue of $30.0 million and income from operations of $3.0 million were realized. The decline in earned revenue for the current quarter is primarily due to the decrease in bridge fabrication activity. New awards were $29.8 million and $35.2 million for the quarters ended September 30, 1996 and 1995, respectively. On September 30, 1996, a contract with the local union of the United Steelworkers of America in Eau Claire, Wisconsin expired and the employees began a work stoppage. On November 9, 1996, a new contract was ratified, and on November 11, 1996, the employees returned to work. Although at the time of this filing the full effect of this temporary work stoppage has not been determined, management does not expect it to have a material effect on the 1996 financial results of the Steel Construction business segment.

Also within the Steel Construction business segment, as indicated in "Costs and Estimated Profits on Uncompleted Contracts" in Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at September 30, 1996 was approximately $6.0 million relating to an unapproved change order arising from a dispute over design and specification changes on a project currently under construction. The resolution of this matter could affect future operating results of the Company for the period in which it is resolved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Steel Service Centers earned revenue improved $3.0 million from $41.6 million to $44.6 million for the three months ended September 30, 1996. Income from operations increased 8 percent to $4.0 million from $3.7 million for the quarter ended September 30, 1995. This segment is on pace to outperform 1995 results in earned revenue and income from operations. However, historical trends indicate fourth quarter results are somewhat lower than the third quarter.

Other income of $137,000 for the current quarter, compares with other expense of $416,000 for the same quarter in 1995. This improvement can be attributed in part to a gain realized on the sale of idle property recognized during the third quarter of 1996.



NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995.

For the nine months ended September 30, 1996 earned revenue improved $2.5 million and income from operations remained relatively unchanged at $15.9 million when compared with the nine months ended September 30, 1995. For the current period, gross profit from operations improved $2.1 million which was primarily offset by the current increase in selling, general and administrative expenses resulting from the relocation costs as previously discussed.

ECD, for the nine months ended September 30, 1996, reported income from operations of $5.8 million on earned revenue of $143.8 million. These results compare with income from operations of $7.5 million on earned revenue of $147.5 million for the same period in 1995. Current results were lower, when compared with successful 1995 results, and may continue into the fourth quarter as business activity typically tapers off during that period.

Steel Construction reported a modest increase in earned revenue to the current level of $93.7 million from $93.2 million for the nine months ended September 30, 1996. A significant increase in income from operations from $6.0 million to $7.5 million was realized for the nine months ended September 30, 1996 due to the improvement in building construction activity. This segment has experienced a decline in bridge fabrication activity during 1996, particularly when compared with unusually high levels reported during 1995. Management anticipates this trend to continue into the fourth quarter.

During the nine months ended September 30, 1996, Steel Service Centers reported an improvement in earned revenue of $7.0 million to $122.3 million from $115.3 million for the same period in 1995. Additionally, income from operations increased to the current level of $9.9 million from $9.2 million recognized during the nine months ended September 30, 1995. This segment continues to benefit from strategic capital expansion programs which enables Steel Service Centers to focus on customer service and efficiency of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Other income of $96,000 for the period ended September 30, 1996, compares with other expense of $1.2 million for the same period during 1995. A decrease in interest expense, as a result of lower levels of net borrowings during 1996, accounted for the majority of this improvement. Additionally, gains on the sale of a foreign investment and an idle property had a significant impact on other income.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, the Company's primary sources of liquidity were cash and cash equivalents, proceeds from debt obligations and cash from operating activities which were invested in working capital. On September 30, 1996, cash and cash equivalents were $4.7 million, compared with $9.5 million on December 31, 1995. Working capital increased $12.1 million from $75.1 million at December 31, 1995 to $87.2 million currently.

The net cash utilized by operating activities decreased by $2.6 million for the period ended September 30, 1996 when compared with the same period in 1995. The decrease in cash utilized was primarily the result of the change in components that affect working capital. The change in costs, estimated profits and billings (net) are affected from period to period by the mix, stage of completion and commercial terms of contracts. The change in accounts receivable accounted for the largest use of cash which was impacted by the timing of contract related billings and receipts.

Capital expenditures of $2.9 million and $3.9 million for the nine months ended September 30, 1996 and 1995, respectively, accounted for substantially all of the investing activities. In 1995 and 1996, capital expenditures were primarily for plant machinery and equipment. Total capital expenditures for the year ended December 31, 1996 should approximate $5.5 million. In addition, management intends to continue to pursue acquisition opportunities beneficial to the Company.

Net cash utilized by financing activities for the period ended September 30, 1996, was the result of net borrowings of $2.0 million and payments of cash dividends of $2.4 million. During the same period in 1995, net borrowings were $1.0 million and payments of cash dividends equaled $1.7 million. On November 7, 1996, the Board of Directors declared a quarterly cash dividend of $.275 per share of common stock payable December 27, 1996 to shareholders of record on December 13, 1996. For the nine months ended September 30, 1996 and 1995, the Company paid cash dividends per common share of $1.025 and $.75, respectively. Payment of future dividends will be evaluated based upon business conditions.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $40.0 million unsecured revolving credit facility which matures December 31, 1998. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On September 30, 1996, $15.0 million of borrowings and $12.5 million of stand-by letters of credit were outstanding under this agreement.

                          Part II - Other Information



Item 1.  Legal Proceedings

         Refer to Part I Item 1, Notes B and C of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference .

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1    Pitt-Des Moines, Inc. Directors Stock Plan (filed herewith)

         11.1 Computation of earnings per share for the three months ended September 30, 1996 and 1995 (filed herewith)

         11.2 Computation of earnings per share for the nine months ended September 30, 1996 and 1995 (filed herewith)

         27      Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

     A Form 8-K dated August 23, 1996 was filed under Item 5 Other Events that acknowledged receipt of an indictment handed down by the United States Department of Justice regarding the accident on November 3, 1993, at the U.S. Postal Service building site in Chicago, Illinois.

     A Form 8-K dated September 17, 1996 was filed under Item 5 Other Events which reported that the Company entered a plea of not guilty to the two count misdemeanor indictment served on August 23, 1996.

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



                                          Pitt-Des Moines, Inc.
                                          -------------------------------
                                                    (Registrant)





                                          Principal Executive Officer:



Date:  November 13, 1996                  By:   /s/   Wm. W. McKee
                                               --------------------------
                                                      Wm. W. McKee
                                                    (President and
                                                Chief Executive Officer)



                                          Principal Financial Officer:



Date:  November 13, 1996                  By:   /s/    R. A. Byers
                                               --------------------------
                                                       R. A. Byers
                                                    (Vice President
                                                 Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
-------
10.1      Pitt-Des Moines, Inc. Directors Stock Plan (filed herewith)

11.1 Computation of earnings per share for the three months ended September 30, 1996 and 1995 (filed herewith)

11.2 Computation of earnings per share for the nine months ended September 30, 1996 and 1995 (filed herewith)

27        Financial Data Schedule (filed herewith)