Form 10-K
period 1996-12-31
PITT DES MOINES INC
filed 1997-03-28
CIK 78853

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the registrant's voting stock held by non-affiliates was at least $53,987,963 on February 28, 1997, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

    Common Stock outstanding as of February 28, 1997.................................2,322,001 shares.

Documents Incorporated By Reference:

    Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

    Proxy Statement anticipated to be dated March 31, 1997...........................Part III, Items 10-13

    Annual Report to Stockholders for fiscal year ended December 31, 1996............Part I and Part II

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

  Effective with the disposition of CVI's operations during the fourth quarter of 1994 (see Discontinued Operation note accompanying the consolidated financial statements), the Company is comprised of three business segments: Engineered Construction Division, Steel Construction and Steel Service Centers. Each segment is a profit center except the Steel Construction business segment which is divided into individual profit centers as noted below.

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


  Steel Construction

  On September 1, 1994, the Company acquired the bridge fabricating assets of Phoenix Steel, Inc., located in Eau Claire, Wisconsin. These assets were combined with the bridge fabricating assets of Hartwig Mfg. Corp. (which was merged with and into the Company on December 31, 1994) to form the PDM Bridge Division. On February 17, 1997, the Company announced plans to begin construction of a new structural steel fabricating facility located in the southwestern part of the United States. This new facility is expected to be operational in the third quarter of 1997. Along with this plan, the Company announced the decision to close the Chicago Steel Construction facility located in Melrose Park, Illinois. Certain employees and equipment from the Melrose Park facility are expected to be redeployed to both the new facility as well as existing bridge fabricating plants in Wisconsin. On March 10, 1997, the Company acquired Candraft Detailing, Inc., an engineering drafting company serving the steel building and bridge fabrication industry, located in Vancouver, British Columbia. This acquisition is expected to enhance the drafting capabilities of the Steel Construction business segment. The Steel Construction business segment will continue to provide:

  a) The capability to fabricate and erect structural steel for commercial, institutional and public sector buildings for government agencies, private developers and general contractors.

  b) The capability to fabricate structural steel for new bridges and fabricate and erect structural steel for bridge rehabilitation for government agencies and general contractors.

  Steel Service Centers

  The Steel Service Centers operate seven steel service centers and three culvert facilities located in the West and Midwest regions of the United States. On January 31, 1997, the Company acquired 90% of the stock of General Steel Corporation, a steel service center facility, located in Vancouver, Washington. This acquisition will expand this segments market area into the Pacific Northwest. The Steel Service Centers process and distribute to the end users, a general line of carbon steel products including plates, sheets, structural shapes, bars, tubes, pipe and other miscellaneous metal products. This Division also manufactures and markets to the end users, corrugated metal culvert pipe and accessories. The Steel Service Centers' primary markets include steel fabricators, original equipment manufacturers and the mining, logging, agricultural and road construction industries.

  The Company and the industry as a whole deem the maintenance of adequate levels of inventory to be integral to the Service Center business. The Company believes that it has adequate levels of inventory on hand to meet current and anticipated customer demand.

Other

  Several large companies compete nationally in some product lines with the Company and there are several local and regional companies that compete in certain product lines in specific geographic areas. The majority of the Company's business is secured through open competitive bidding or through direct negotiations with industry or government agencies. Competition is based primarily on performance including the ability to provide design, engineering and on-site field construction services in a cost-effective, timely manner. The Steel Service Centers' volume of business is based on the price, delivery and credit terms, and first stage preprocessing operations, offered to its customers as well as its reputation.

  Earned revenue was $468 million in 1996, compared with $461 million in 1995 and $408 million in 1994. For further financial information refer to Consolidated Financial Statements in PDM's 1996 Annual Report to Stockholders and incorporated herein by reference.

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

  The Company had a backlog of uncompleted contracts of $172 million on December 31, 1996 compared to $183 million on December 31, 1995. Substantially all backlog is expected to be completed during 1997.

  Factors such as the type and scope of operations in progress at any given time, including weather conditions at field sites, create fluctuations in the employment level at PDM. On December 31, 1996, the Company employed 2,006 persons, of which 649 were salaried personnel and 1,357 were hourly personnel.

  The financial information for business segments is included in the Business Segment Information section in PDM's 1996 Annual Report to stockholders, which section is incorporated herein by reference.

Item 2.  Properties

  Operations of the Company are conducted at both owned and leased properties. In addition, certain owned properties of the Company are leased to third party tenants. The following table indicates each of the Company's facilities in the United States by: segment, location, type of facility, year operations began, and square footage of property owned or leased on December 31, 1996:

                                                                     YEAR
                                              TYPE OF             OPERATIONS     SQUARE
LOCATION                                     FACILITY               BEGAN        FOOTAGE
Engineered Construction Division

Harpersville, Alabama (1)               Warehouse and office        1994          11,500
Fresno, California                           Toolhouse              1963          52,140
Clive, Iowa                         Fabrication plant and office    1955         176,540
Des Moines, Iowa                             Toolhouse              1900          29,000
Pittsburgh, Pennsylvania                Office and toolhouse        1908          98,780
Warren, Pennsylvania                     Fabrication plant          1959         125,960
Franklin, Tennessee                          Toolhouse              1977          28,220
Hitchcock, Texas (2)                         Toolhouse              1994           5,000
The Woodlands, Texas (3)                       Office               1996          19,300
Provo, Utah                              Fabrication plant          1959         154,950


                                                                     YEAR
                                              TYPE OF             OPERATIONS     SQUARE
LOCATION                                     FACILITY               BEGAN        FOOTAGE
Steel Construction

Stockton, California                Fabrication plant and office    1987         143,000
Chicago, Illinois                   Fabrication plant and office    1987         520,800
Eau Claire, Wisconsin               Fabrication plant and office    1994         309,500
Wausau, Wisconsin                   Fabrication plant and office    1991         157,000
Port Coquitlam, B.C. Canada (4)                Office               1997          12,300

Steel Service Centers

Fresno, California                      Warehouse and office        1955         112,800
Santa Clara, California                 Warehouse and office        1947         108,530
Stockton, California                    Warehouse and office        1955         191,500
Cedar Rapids, Iowa                      Warehouse and office        1976          66,800
Sparks, Nevada                          Warehouse and office        1974          78,940
Tualatin, Oregon                        Warehouse and office        1964          31,620
Spanish Fork, Utah                      Warehouse and office        1977          74,280
Arlington, Washington (5)               Warehouse and office        1993          13,970
Vancouver, Washington (6)               Warehouse and office        1997         138,600

Idle Holdings, Including Plant and Property (7)

Sacramento, California                          Land                1966              --
Des Moines, Iowa                    Fabrication plant and office    1900         339,100
Hilliard, Ohio                      Fabrication plant and office    1971         179,000
Pittsburgh, Pennsylvania                       Office               1908          10,234
Provo, Utah (8)                                Office               1959          15,731
----------

(1) Company leases land and building from outside third party with an option to purchase. Lease will expire January 31, 2001.
(2) Company leases land and building from outside third party. Lease will expire July 1, 1997.
(3) Company leases building from outside third party. Lease will expire August 31, 2006.
(4) Company leases building from outside third party. Lease will expire November 30, 2002.
(5) Company leases land from outside third party. Lease will expire January 31, 2003.
(6) Company leases land and building from outside third party. Lease will expire September 1, 1999.
(7) Company pursues the sale or development of all idle facilities and regularly evaluates similar opportunities for facilities not fully utilized.
(8) Company is leasing facility to outside third party. Lease will expire January 31, 1998.

  The properties listed above are utilized by the Company's business segments as indicated. The Company's production capacity is adequate for its present needs. The Company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the Company's business as now conducted.

Item 3.  Legal Proceedings

  See Contingencies note accompanying the consolidated financial statements in PDM's 1996 Annual Report to Stockholders, which note is incorporated herein by reference.

  On May 14, 1996 the Company filed an action in the United States District Court for the Northern District of Illinois (Eastern Division) captioned PITT-DES MOINES, INC. V. METROPOLITAN PIER & EXPOSITION AUTHORITY ET AL., seeking reimbursement in excess of $15.0 million for additional work and making other claims in connection with this matter. On June 4, 1996, certain of the defendants in said action made counterclaims against the Company in amounts approximating $3.5 million. While counsel believes that the Company has a basis for the claim, neither management nor counsel is able to predict with certainty the ultimate resolution of this matter. As additional information becomes available, the Company may revise its estimate of potential recovery, which could result in a material adjustment to the results of operations in future periods.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable

Executive Officers of the Registrant

  Information regarding executive officers of the Registrant is presented in
Part III following and incorporated herein by reference.

                                    PART II


Information for Items 5, 6 and 7 is included in PDM's 1996 Annual Report to Stockholders and is incorporated herein by reference (and except for these sections, and sections incorporated herein by reference in Items 1 and 8 of this report, PDM's Annual Report to Stockholders is not deemed to be filed as part of this report):

                                                           ANNUAL REPORT
                                                           TO STOCKHOLDERS
ITEM NO.    TITLE                                          SECTION/TITLE
--------------------------------------------------------------------------------------------------------------------

Item 5.     Market for Registrant's Common Equity          Common Stock Information
            and Related Stockholder Matters                included in Stockholders'
                                                           Reference section

Item 6.     Selected Financial Data                        Five-Year Selected
                                                           Financial Data

Item 7.     Management's Discussion and Analysis           Management's Discussion
            of Financial Condition and Results of          and Analysis
            Operations

Item 8.      Financial Statements and Supplemental Data

The financial statements consisting of Consolidated Statements of Income, Consolidated Statements of Financial Condition, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity, Notes to Consolidated Financial Statements, and Business Segment Information are included in the Consolidated Financial Statements section of PDM's 1996 Annual Report to Stockholders, which are incorporated herein by reference. The report of independent auditors on PDM's consolidated financial statements is in the Report of Independent Auditors and Management section of PDM's 1996 Annual Report to Stockholders which is incorporated herein by reference.

The unaudited Two-Year Quarterly Results of Operations in PDM's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant (1)

  Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated March 31, 1997 (Proxy Statement) which information is incorporated herein by reference.

  The principal executive officers of the Company and their recent business experience are as follows:

W. R. Jackson, age 88

  Director since 1940;
  Chairman Emeritus since 1988; formerly Chairman of the Board since 1971. Mr. Jackson has been with the Company since 1936.

P. O. Elbert, age 66

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

Wm. W. McKee, age 58 (2)

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

R. A. Byers, age 49 (2)

  Treasurer since 1988 and Vice President, Finance and Administration since 1987; formerly Vice President, Finance since 1984; formerly Controller since 1982; formerly Assistant Controller since 1981; formerly Manager of Financial Reporting since 1979; and formerly with Ernst & Young LLP for ten years.

T. R. Lloyd, age 48 (2)

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

(2) The Company has agreements with each of Messrs. McKee, Byers and Lloyd covering, among other things, their positions as executive officers of the Company after a change of control.

Regarding Section 16 compliance, reference is made to the information set forth under the caption "Compliance with Section 16 of the Exchange Act" in the Company's definitive Proxy Statement anticipated to be dated March 31, 1997 which information is incorporated herein by reference.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.     Financial Statements

           The following consolidated financial statements and Report of Independent Auditors previously incorporated by reference in Part II,
           Item 8 of this report are incorporated herein by reference:

           Report of Independent Auditors

           Consolidated Statements of Income -- Years Ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

           Consolidated Statements of Cash Flows -- Years Ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1996, 1995 and 1994

           Notes To Consolidated Financial Statements

    2.     Financial Statement Schedules

           The following consolidated financial statement schedule of Pitt-Des Moines, Inc. and subsidiaries is included in Item 14(d):

           Schedule II. Valuation and Qualifying Accounts for years ended December 31, 1996, 1995 and 1994

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

    4.1 Amended and Restated Credit Agreement dated as of June 30, 1992 by and among Pitt-Des Moines, Inc. and Pittsburgh National Bank, Wells Fargo Bank, N.A. and American National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

    4.2    First Amendment dated November 23, 1992 to Credit Agreement filed as
           Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

    4.3    Second Amendment dated June 10, 1993 to Credit Agreement filed as
           Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)

    4.4    Third Amendment dated December 16, 1993 to Credit Agreement filed as
           Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

    4.5    Fourth Amendment dated June 14, 1994 to Credit Agreement filed as
           Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarter report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

    4.6    Fifth Amendment dated December 8, 1994 to Credit Agreement filed as
           Exhibit 4.1 hereto (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

    4.7    Sixth Amendment dated May 31, 1995 to Credit Agreement filed as
           Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report On form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

    4.8    Seventh Amendment dated June 30, 1996 to Credit Agreement filed as
           Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

    10.1* Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

    10.2* Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

Item 14.  Exhibits, Financial Statement Schedules and Reports on form 8-K
(Cont'd)

    10.3* Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

    10.4* Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

    10.5* Summary of Company 1996 Management Incentive Plan (MIP) (filed herewith)

    10.6* Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

    10.7* Retirement Plan for PDM Outside Directors as amended on September 14, 1995, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

    10.8* Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's Registration Statement No. 33-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

    10.9* Investment Letter and Registration Rights Agreement dated September 21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

    10.10* Investment Letter and Registration Rights Agreement dated September
           21, 1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

    10.11* Directors Stock Plan (filed under the Company's Registration
           Statement No. 333-13043 on Form S-8 dated September 30, 1996 and incorporated herein by reference)

    10.12* Stock Option Agreement executed by and between the Company and P.O.
           Elbert (filed herewith)

    11     Computation of Per Share Earnings (filed herewith)

    13 Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1996, which are incorporated herein by reference (filed herewith)

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(Cont'd)

    21     Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

    23     Consent of Independent Auditors, Ernst & Young LLP (filed herewith)

    27     Financial Data Schedule


(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

------------------------
* Denotes management contract or compensatory plan or arrangement.

                                   Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PITT-DES MOINES, INC.


March 26, 1997                                    By: /s/   Wm. W. McKee
                                                      -------------------------
                                                            Wm. W. McKee
                                                            President
                                                       Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signatures                         Title                      Date

Principal Executive Officer:


 /s/   Wm. W. McKee             President, Chief           March 26, 1997
----------------------------    Executive Officer and
       Wm. W. McKee             Director


Principal Financial and Accounting Officer:


 /s/   R. A. Byers              Chief Financial Officer    March 26, 1997
----------------------------    and Chief Accounting
       R. A. Byers              Officer


Other Directors:

 /s/   J. C. Bates              Director                   March 26, 1997
----------------------------
       J. C. Bates


 /s/   R. W. Dean               Director                   March 26, 1997
----------------------------
       R. W. Dean

   Signatures                         Title                      Date

 /s/    P. O. Elbert            Director                   March 26, 1997
----------------------------
        P. O. Elbert


 /s/    W. R. Jackson           Director                   March 26, 1997
----------------------------
        W. R. Jackson


 /s/    W. R. Jackson, Jr.      Director                   March 26, 1997
----------------------------
        W. R. Jackson, Jr.


 /s/    W. E. Lewellen          Director                   March 26, 1997
----------------------------
        W. E. Lewellen


/s/     A. J. Paddock           Director                   March 26, 1997
----------------------------
        A. J. Paddock


/s/     J. W. Robinson          Director                   March 26, 1997
----------------------------
        J. W. Robinson


/s/     P. J. Townsend          Director                   March 26, 1997
----------------------------
        P. J. Townsend

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             Pitt-Des Moines, Inc.

                                                        Additions     Deductions(1)
                                                      -------------   -------------
                                        Balance at     Charged to
                                       Beginning of     Costs and       Credited       Balance at End
Description                               Period        Expenses        to Asset         of Period
-----------------------------------------------------------------------------------------------------

Deducted from accounts receivable
as allowance for doubtful accounts:

Year ended December 31, 1996              $868,000       $90,000         $90,000          $868,000

Year ended December 31, 1995            $  923,000      $220,000        $275,000          $868,000

Year ended December 31, 1994            $  975,000      $209,000        $261,000          $923,000

---------------------
(1)  Write-off of accounts deemed to be uncollectible

                                 EXHIBIT INDEX

3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

3.2 Bylaws, as amended to date (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

4.1 Amended and Restated Credit Agreement dated as of June 30, 1992 by and among Pitt-Des Moines, Inc. and Pittsburgh National Bank, Wells Fargo Bank, N.A. and American National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

4.2    First Amendment dated November 23, 1992 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

4.3    Second Amendment dated June 10, 1993 to Credit Agreement filed as Exhibit
       4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)

4.4    Third Amendment dated December 16, 1993 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

4.5    Fourth Amendment dated June 14, 1994 to Credit Agreement filed as Exhibit
       4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)

4.6    Fifth Amendment dated December 8, 1994 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

4.7    Sixth Amendment dated May 31, 1995 to Credit Agreement filed as Exhibit
       4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report On form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)

4.8    Seventh Amendment dated June 30, 1996 to Credit Agreement filed as
       Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

10.1 Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

10.2 Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

10.3 Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

10.4 Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

10.5 Summary of Company's 1996 Management Incentive Plan (MIP) (filed herewith)

10.6 Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.7 Retirement Plan for PDM Outside Directors as amended on September 14, 1995, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.8 Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's Registration Statement No. 33-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

10.9 Investment Letter and Registration Rights Agreement dated September 21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.10 Investment Letter and Registration Rights Agreement dated September 21, 1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert (filed as
       Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

10.11 Directors Stock Plan (filed under the Company's Registration Statement No. 333-13043 on Form S-8 dated September 30, 1996 and incorporated herein by reference)

10.12 Stock Option Agreement executed by and between the Company and P.O. Elbert (filed herewith)

11     Computation of Per Share Earnings (filed herewith)

13 Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1996, which are incorporated herein by reference (filed herewith)

21     Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

23     Consent of Independent Auditors, Ernst & Young LLP (filed herewith)

27     Financial Data Schedule