Form 10-Q
period 1997-03-31
PITT DES MOINES INC
filed 1997-05-15
CIK 78853

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

                 For the quarterly period ended March 31, 1997

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

          On March 31, 1997, 3,482,966 shares of Common Stock were outstanding.

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

                                 Part I.  Financial Information
Item 1.  Financial Statements
                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                          For the three months ended
                                                                   March 31,
                                                          --------------------------
(in thousands, except per share amounts)                     1997             1996
                                                          ---------        ---------
Earned revenue                                            $ 109,581        $ 115,966
Cost of earned revenue                                      (95,477)        (101,035)
                                                          ---------        ---------
 Gross profit from operations                                14,104           14,931
Selling, general and administrative expenses                (10,692)          (9,619)
                                                          ---------        ---------

 Income from operations                                       3,412            5,312

Other income/(expense):
 Interest income                                                194              240
 Interest expense                                               (72)            (277)
 Gain on sale of assets                                          37               20
 Miscellaneous, net                                            (126)             (85)
                                                          ---------        ---------
                                                                 33             (102)
                                                          ---------        ---------
 Income before income taxes                                   3,445            5,210
Income taxes                                                 (1,344)          (2,036)
                                                          ---------        ---------
 Net income                                               $   2,101         $  3,174
                                                          =========        =========
Per common share:
 Net income per common share                                   $.60             $.90
                                                          =========        =========
 Dividends paid                                               $.275             $.32
                                                          =========        =========
 Shares used to calculate income per share (in 000's)         3,522            3,525
                                                          =========        =========


CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                           $ 99,344        $  89,677
 Net income                                                   2,101            3,174
 Dividends paid                                                (958)          (1,104)
 Other                                                           10               38
                                                          ---------        ---------
Balance at end of period                                   $100,497        $  91,785
                                                          =========        =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition




                                                             March 31,    December 31,
                                                               1997          1996
                                                            --------       --------
(in thousands)                                              (Unaudited)

Assets

Current Assets

 Cash and cash equivalents                                  $  5,724       $ 16,815
 Accounts receivable including retentions
 (less allowances:  1997-$917; 1996-$868)                     79,347         72,424
 Inventories                                                  17,822         18,192
 Costs and estimated profits in excess
  of billings                                                 33,529         36,831
 Deferred income taxes                                         4,475          4,475
 Prepaid expenses                                              4,194            822
                                                            --------       --------

  Total Current Assets                                       145,091        149,559

Other Assets                                                  13,251          8,300

Property, Plant and Equipment
 Land                                                          7,274          7,274
 Buildings                                                    35,980         35,213
 Machinery and equipment                                      66,025         65,457
                                                            --------       --------
                                                             109,279        107,944
Allowances for depreciation                                  (67,954)       (65,918)
                                                            --------       --------
  Net Property, Plant and Equipment                           41,325         42,026
                                                            --------       --------
                                                            $199,667       $199,885
                                                            ========       ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition


                                                         March 31,                   December 31,
                                                           1997                         1996
                                                          --------                    --------
(in thousands)                                         (Unaudited)

Liabilities

Current Liabilities
 Accounts payable                                         $ 35,435                    $ 41,593
 Accrued compensation, related taxes and benefits           10,707                      12,005
 Other accrued expenses                                      1,791                       2,064
 Billings in excess of costs and estimated profits           5,724                      10,731
 Income taxes                                                1,707                         494
 Casualty and liability insurance                            7,751                       7,133
                                                          --------                    --------
  Total Current Liabilities                                 63,115                      74,020

Revolving Credit Facility                                    9,000                           0

Deferred Income Taxes                                        5,699                       5,699

Minority Interest                                            2,080                       1,546

Contingencies and Commitments

Stockholders' Equity

 Preferred stock - par value $.01 per share;
  authorized 3,000,000 shares; issued - none
 Common stock - no par value; authorized
  15,000,000 shares; issued 4,473,234 shares                33,549                      33,549
 Retained earnings                                         100,497                      99,344
                                                          --------                    --------
                                                           134,046                     132,893
 Treasury stock at cost
  (1997-990,268 shares; 1996-990,233 shares)               (14,273)                    (14,273)
                                                          --------                    --------
  Total Stockholders' Equity                               119,773                     118,620
                                                          --------                    --------
                                                          $199,667                    $199,885
                                                          ========                    ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        For the three months ended
                                                                 March 31,
                                                       ---------------------------
(in thousands)                                             1997             1996
                                                       ---------         --------
Cash Flow From Operating Activities
 Net income                                             $  2,101          $ 3,174
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
   Depreciation                                            1,514            1,475
   Gain on sale of assets                                    (37)             (20)
   Minority interest in earnings, net of dividends
    paid                                                    (116)             (71)
   Other non-cash credits, net                               (60)             (60)
 Change in operating assets and liabilities
  (using) providing cash:
   Accounts receivable                                    (5,200)          (3,705)
   Inventories                                             3,284              153
   Prepaid expenses                                       (3,358)          (1,900)
   Costs, estimated profits and billings, net             (1,705)             886
   Accounts payable                                       (8,407)          (9,475)
   Accrued liabilities                                    (1,115)            (120)
   Income taxes                                            1,213            1,581
                                                       ---------         --------
   Net cash utilized by operating activities             (11,886)          (8,082)

Cash Flows from Investing Activities
   Capital expenditures                                     (615)          (1,062)
   Proceeds from sale of assets                               80               23
   Acquisitions, net of cash acquired                     (6,789)               0
   Change in investments and other assets                     67             (652)
                                                       ---------         --------
   Net cash utilized by investing activities              (7,257)          (1,691)

Cash Flows from Financing Activities
   Proceeds from revolving credit facility                 9,000            8,000
   Payments of revolving credit facility                       0           (3,000)
   Dividends paid                                           (958)          (1,104)
   Other                                                      10              124
                                                       ---------         --------
   Net cash provided by financing activities               8,052            4,020
                                                       ---------         --------
   Decrease in cash and cash equivalents                 (11,091)          (5,753)
   Cash and cash equivalents at beginning of year         16,815            9,508
                                                       ---------         --------
Cash and cash equivalents at end of period              $  5,724          $ 3,755
                                                       =========         ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
Note A.  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The December 31, 1996 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note B.  Acquisitions

General Steel Corporation - On January 31, 1997, the Company acquired 90% of the stock of General Steel Corporation, a steel service center, located in Vancouver, Washington.

Candraft Detailing, Inc. - On March 10, 1997, the Company acquired the stock of Candraft Detailing, Inc., an engineering and drafting company, located in Vancouver, British Columbia.

These acquisitions were accounted for as purchases and, accordingly, the assets acquired and liabilities assumed were recorded at their fair value at the date of acquisition. The total costs of these acquisitions were $8.3 million.

Note C.  Costs and Estimated Profits on Uncompleted Contracts

         Costs and estimated profits on uncompleted contracts are summarized as follows:


                                             March 31,    December 31,
(in thousands)                                 1997          1996
                                           -------------  ----------
Costs incurred on uncompleted contracts       $ 700,023   $ 646,534
Estimated profits                                96,403      88,729
                                              ---------   ---------
                                                796,426     735,263
Less:  Billings to date                        (768,621)   (709,163)
                                              ---------   ---------
                                              $  27,805   $  26,100
                                              =========   =========


          Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                       March 31,   December 31,
(in thousands)                                           1997         1996
                                                     ------------- -----------
Costs and estimated profits in excess of billings         $33,529   $ 36,831
Billings in excess of costs and estimated profits          (5,724)   (10,731)
                                                          -------   --------
                                                          $27,805   $ 26,100
                                                          =======   ========

Included in costs and estimated profits in excess of billings on uncompleted contracts was approximately $6.5 million at March 31, 1997 and December 31, 1996, respectively, relating to an unapproved change order arising from a dispute over design and specification changes on a project currently under construction.

On May 14, 1996 the Company filed an action in the United States District Court for the Northern District of Illinois (Eastern Division) captioned PITT-DES MOINES, INC. V. METROPOLITAN PIER & EXPOSITION AUTHORITY ET AL. seeking reimbursement in excess of $15.0 million for additional work and making other claims in connection with an unapproved change order arising from a dispute over design and specification changes to a project under construction. On June 4, 1996 certain of the defendants in said action made counterclaims against the Company in amounts approximating $3.5 million. While counsel believes that the Company has a basis for the claim, neither management nor counsel is able to predict with certainty the ultimate resolution of this matter. As additional information becomes available, the Company may revise its estimate of potential recovery, which could result in a material adjustment to the results of operations in future periods.

Note D.  Contingencies

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

The Company is participating as a potentially responsible party (PRP) at three different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1996, have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

As previously reported, on November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company's Steel Construction business segment was in the process of erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. Various personal injury claims had been asserted against the Company, and others, as a result of the accident (the "Personal Injury Cases"). As of December 31, 1996, the Company's insurance carriers have settled all of the claims against the Company in the Personal Injury Cases in which the Company was a defendant without the Company incurring any additional cost.

An investigation of the November 3, 1993 accident was conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department as required by OSHA law. OSHA has cited the Company for safety violations and has assessed $147,000 in civil penalties. The Company contested the assessment (the "Civil Penalty Proceeding") and in an order dated April 28, 1995, an administrative law judge dismissed OSHA's case assessing civil penalties. OSHA appealed that dismissal and in an order dated March 24, 1997, the Occupational Safety and Health Review Commission reversed the dismissal and entered an order staying any further proceedings in the Civil Penalty Proceeding pending disposition of the OSHA Criminal Proceeding (See below.)

As a result of the OSHA/Justice Department investigation, on August 23, 1996, the Company was served with an indictment issued by a grand jury for the United States District Court for the Northern District of Illinois (the "OSHA Criminal Proceeding"). The indictment alleges that the Company is guilty of two misdemeanors for violations of the Occupational Safety Health Act (and regulations promulgated thereunder) concerning the erection of structural steel members around the time of the November 3, 1993 accident and that such violations caused the deaths of the two men killed in the accident. The Department of Justice has reported that the maximum criminal fines and penalties which can be assessed, if the Company is convicted of both misdemeanors, is $1.0 million.

On September 17, 1996 the Company entered a plea of not guilty to the alleged misdemeanors and demanded a jury trial at which it intends to vigorously defend itself against the allegations. A trial date of July 7, 1997 has been scheduled in the OSHA Criminal Proceeding. The Company believes that it has significant and meritorious defenses to the alleged misdemeanors.

If the Company is convicted of the alleged misdemeanors, management believes that the resulting fines, penalties and costs of defense, which would be uninsured, would not be material to the Company's financial condition, although they could be material to the Company's reported results of operations for the period in which such payments are incurred. As a result of the Justice Department's actions, other claims, or proceedings may be instituted against the Company. While the Company has no reason to believe that any such claim, action or proceeding will be instituted against it, the Company cannot predict the likelihood of such a claim, action or proceeding being instituted against it, and cannot assess the availability of any insurance coverage or the possibility or materiality of an adverse result in the event of any such claim, action or proceeding in advance of a claim, action or proceeding being instituted.

On June 20, 1996 the Company was served with a subpoena to appear and produce documents before a grand jury of the United States District Court for the Western District of Wisconsin in connection with the United States Department of Justice Antitrust Division's investigation of bid rigging and other criminal violations in the steel bridge fabrication industry. The Company has been informed that it is not the target of the investigation at present but that it and other companies in the steel bridge fabrication industry are the subjects of the investigation.

The Company has no reason to believe that it will become a target of the investigation or that a criminal action will be instituted against it in these matters. If the Company becomes a target or a criminal investigation is instituted, the Company believes that it would have significant and meritorious defenses to any such charges and would vigorously defend against them.

Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although they could be material to the reported results of operations for the period in which they occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996.

The Company reported net income of $2.1 million, or $.60 per share, on earned revenue of $109.6 million for the quarter ended March 31, 1997. These results compare with net income of $3.2 million, or $.90 per share, on earned revenue of $116 million for the quarter ended March 31, 1996. The decrease of $6.4 million in earned revenue is primarily due to the closure of the Melrose Park structural steel fabricating facility, a separate profit center within the Steel Construction business segment. Selling, general and administrative (SG&A) expenses increased $1.1 million for the first quarter when compared with the same quarter in 1996. This increase was primarily due to increases in the Steel Service Centers and Engineered Construction Division (ECD) business segments. New awards for the current quarter improved $33.6 million to $134.9 million which resulted in a backlog of $197.4 million on March 31, 1997.

Earned revenue for ECD was $43.1 million for the quarter ended March 31, 1997 compared with $46.1 million in 1996. The timing, individual contract terms and the stage of completion of contracts currently in progress play a significant role in revenue recognition. There were a few major contracts in the beginning stages of construction at the end of the first quarter. As these contracts progress, results should improve in terms of earned revenue and profitability. SG&A expenses as a percentage of earned revenue for the previous year quarter was 8% and increased to 9.4% for the current quarter. This increase was attributed to a lower volume of earned revenue along with an increase in estimating costs due to pre-bid engineering activity. As a result of the decrease in earned revenue and increase in SG&A expenses, income from operations decreased $1.5 million from the previous year's quarter. New awards for the current quarter increased $22 million to $70.3 million for the quarter ended March 31, 1997.

Steel Construction reported earned revenue of $25 million and income from operations of $1.5 million for the quarter ended March 31, 1997. These results compare with earned revenue of $33.2 million and income from operations of $3.3 million for the quarter ended March 31, 1996. The most significant impact on current results was the closure of the Melrose Park structural steel fabricating facility. This facility contributed approximately 30% of Steel Construction's earned revenue and also positively impacted income from operations during the first quarter of 1996. For the first quarter this facility reported a decrease in earned revenue and reported an operating loss due to reduced volume and exit costs related to the closure. The exit costs did not result in a material charge to Steel Construction's operations during the first quarter of 1997. New awards, primarily bridge contracts, for the quarter improved $6.8 million to $23.1 million which resulted in a backlog of $68.5 million. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at March 31, 1997 was approximately $6.5 million relating to an unapproved change order arising from a dispute over design and specification changes on a project currently under construction.

Steel Service Centers earned revenue was $41.5 million in the first quarter compared with $37.6 million in the previous year quarter. In the first quarter income from operations increased 16 percent to $3.3 million when compared with results from March 31, 1996. SG&A expenses as a percentage of earned revenue for the previous year's quarter was 7.3% and increased to 7.8% for the current quarter. A significant portion of the increase in earned revenue and SG&A was attributed to the acquisition of General Steel Corporation during the first quarter of 1997.

Other income of $33,000 for the current quarter, compares with other expense of $102,000 for the same quarter in 1996. This improvement was primarily the result of the decrease in interest expense as a result of the lower level of net borrowings the Company maintained on revolving credit facility during the first quarter of 1997 when compared with the same quarter of 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is required to be adopted by the Company for the year ended December 31, 1997. The impact of Statement 128 on the calculation of earnings per share for the Company is not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, the Company's primary sources of liquidity were cash and cash equivalents and proceeds from the revolving credit facility which were used for acquisitions and invested in working capital. On March 31, 1997, cash and cash equivalents were $5.7 million, compared with $16.9 million on December 31, 1996. Working capital increased $6.5 million from $75.5 million at December 31, 1996 to $82 million currently.

The net cash utilized by operating activities increased $3.8 million for the period ended March 31, 1997, when compared with the same period in 1996. The increase in cash utilized was primarily the result of increases in costs, estimated profits and billings (net) and receivables which are affected by the mix, stage of completion and commercial terms of contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

The acquisition of General Steel Corporation on January 31, 1997, accounted for a substantial portion of the cash utilized by investing activities for the first quarter as well as the change from the previous year's first quarter. The Company intends to continue to evaluate and selectively pursue opportunities for growth or expansion of its businesses. Capital expenditures, exclusive of acquisitions, were $600,000 for the three months ended March 31, 1997. Expenditures of $1.1 million were primarily for plant and computer equipment for the quarter ended March 31, 1996. Total capital expenditures for the year ending December 31, 1997 should approximate $5.7 million.

Cash provided by financing activities was primarily from proceeds from the revolving credit facility. The Company paid cash dividends of $960,000 ($.275 per share) for the quarter ended March 31, 1997. On May 1, 1997, the Board of Directors declared a quarterly dividend of $.275 per share of common stock payable June 27, 1997 to shareholders of record on June 13, 1997. The payment of future dividends will be evaluated based on business conditions.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include the unused portion of a $40 million unsecured revolving credit facility which matures December 31, 1998. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On March 31, 1997, $9 million in borrowings and $12 million of stand-by letters of credit were outstanding under this agreement.

                          Part II - Other Information



Item 1.  Legal Proceedings

         Refer to Part I Item 1, Notes C and D of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 11.1 - Computation of
         earnings per share for the three months ended March 31, 1997 and 1996.

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K.

         There have been no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.

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



                                        Pitt-Des Moines, Inc.
                                        -------------------------------
                                            (Registrant)



                                        Principal Executive Officer:



Date:  May 14, 1997                     By: /s/ Wm. W. McKee
                                            ---------------------------
                                            Wm. W. McKee
                                            (President and
                                            Chief Executive Officer)



                                        Principal Financial Officer:



Date:  May 14, 1997                     By: /s/ R. A. Byers
                                            ---------------------------
                                            R. A. Byers
                                            (Vice President
                                            Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
-------
11.1        Computation of earnings per share for the three
               months ended March 31, 1997 and 1996

27          Financial Data Schedule