Form 10-Q/A
period 1997-03-31
PITT DES MOINES INC
filed 1997-05-16
CIK 78853

==============================================================================

                                  FORM 10-Q/A

                               (Amendment No. 1)

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

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K.

         A Form 8-K, dated January 31, 1997, was filed to report the Company's acquisition of General Steel Corporation, a steel service center, located in Vancouver, Washington. No financial statements were filed as part of the Form 8-K.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Pitt-Des Moines, Inc.
                                    ----------------------------------
                                          (Registrant)




                                    Principal Financial Officer:


Date:  May 16, 1997                 By:  /s/ R. A. Byers
                                    ----------------------------------
                                             R. A. Byers
                                             (Vice President
                                             Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
-------
11.1        Computation of earnings per share for the three
               months ended March 31, 1997 and 1996

27          Financial Data Schedule