Form 10-Q
period 1997-06-30
PITT DES MOINES INC
filed 1997-08-14
CIK 78853

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

                 For the quarterly period ended June 30, 1997

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                ------  ------

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

Yes   X   No
    ---- ----
  On June 30, 1997,  3,498,706 shares of Common Stock were outstanding.

================================================================================

                                  TABLE OF CONTENTS

                                                                       Page

Part I - Financial Information

       Item 1.   Financial statements                                    3

       Item 2.   Management's discussion and analysis of
                 financial condition and results of operations          12


Part II - Other Information

      Item 1.    Legal proceedings                                       16

      Item 4.    Submission of matters to a vote of security holders     16

      Item 6.    Exhibits and reports on Form 8-K                     16-17

Signatures                                                               18


Exhibit Index                                                            19

                        Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)



                                                    Three months ended        Six months ended
                                                         June 30,                June 30,
                                                  ---------------------  ----------------------
(in thousands, except per share amounts)             1997        1996        1997        1996
                                                  ---------   ---------   ---------   ---------
Earned revenue                                    $ 119,235   $ 121,649   $ 228,816   $ 237,615
Cost of earned revenue                             (101,763)   (105,971)   (197,240)   (207,006)
                                                  ---------   ---------   ---------   ---------
    Gross profit from operations                     17,472      15,678      31,576      30,609
Selling, general and administrative expenses        (11,430)    (10,133)    (22,122)    (19,752)
                                                  ---------   ---------   ---------   ---------
    Income from operations                            6,042       5,545       9,454      10,857

Other income/(expense):
    Interest income                                     159         203         353         443
    Interest expense                                   (160)       (314)       (232)      ( 591)
    Gain on sale of assets                               16         262          53         282
    Miscellaneous, net                                 (185)        (90)       (311)       (175)
                                                  ---------   ---------   ---------   ---------
                                                       (170)         61        (137)        (41)
                                                  ---------   ---------   ---------   ---------
    Income before income taxes                        5,872       5,606       9,317      10,816
Income taxes                                         (2,302)     (2,180)     (3,646)     (4,216)
                                                  ---------   ---------   ---------   ---------
    Net income                                    $   3,570   $   3,426   $   5,671   $   6,600
                                                  =========   =========   =========   =========
Per common share:
    Net income per common share                       $1.01        $.97       $1.61       $1.87
                                                  =========   =========   =========   =========
    Dividends paid                                    $.275        $.18        $.55        $.50
                                                  =========   =========   =========   =========
    Shares used to calculate income per share
    (in 000's)                                        3,543       3,531       3,532       3,528
                                                  =========   =========   =========   =========

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                          $  99,344   $  89,677
    Net income                                                                5,671       6,600
    Dividends paid                                                           (1,920)     (1,743)
    Other                                                                       125          38
                                                                          ---------   ---------
Balance at end of period                                                  $ 103,220   $  94,572
                                                                          =========   =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition



                                                   June 30,       December 31,
                                                     1997             1996
                                                  ---------       -------------
(in thousands)                                   (Unaudited)
Assets

Current Assets

    Cash and cash equivalents                     $ 10,245          $ 16,815
    Accounts receivable including retentions
    (less allowances:  1997-$1,018; 1996-$868)      78,411            72,424
    Inventories                                     18,329            18,192
    Costs and estimated profits in excess
     of billings                                    40,793            36,831
    Deferred income taxes                            4,475             4,475
    Prepaid expenses                                 1,931               822
                                                  --------          --------

       Total Current Assets                        154,184           149,559


Other Assets                                        13,192             8,300

Property, Plant and Equipment
    Land                                             7,274             7,274
    Buildings                                       36,024            35,213
    Machinery and equipment                         67,732            65,457
                                                  --------          --------
                                                   111,030           107,944
Allowances for depreciation                        (69,474)          (65,918)
                                                  --------          --------
    Net Property, Plant and Equipment               41,556            42,026
                                                  --------          --------
                                                  $208,932          $199,885
                                                  ========          ========



See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition




                                                          June 30,    December 31,
                                                            1997          1996
                                                         -----------  -------------
(in thousands)                                           (Unaudited)

Liabilities

Current Liabilities
    Accounts payable                                       $ 38,630       $ 41,593
    Accrued compensation, related taxes and benefits         10,954         12,005
    Other accrued expenses                                    3,168          2,064
    Billings in excess of costs and estimated profits         7,631         10,731
    Income taxes                                                622            494
    Casualty and liability insurance                          8,521          7,133
                                                           --------       --------
       Total Current Liabilities                             69,526         74,020


Revolving Credit Facility                                     9,000              0

Deferred Income Taxes                                         5,745          5,699

Minority Interest                                             1,950          1,546

Contingencies and Commitments

Stockholders' Equity

    Preferred stock - par value $.01 per share;
     authorized 3,000,000 shares; issued - none
    Common stock - no par value; authorized
     15,000,000 shares; issued 4,473,234 shares              33,549         33,549
    Retained earnings                                       103,220         99,344
                                                           --------       --------
                                                            136,769        132,893
    Treasury stock at cost
     (1997-974,528 shares; 1996-990,233 shares)             (14,058)       (14,273)
                                                           --------       --------
       Total Stockholders' Equity                           122,711        118,620
                                                           --------       --------
                                                           $208,932       $199,885
                                                           ========       ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                 For the six months ended
                                                         June 30,
                                                 ------------------------
(in thousands)                                      1997         1996
                                                 ---------    -----------
Cash Flow From Operating Activities
 Net income                                        $ 5,671       $  6,600
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
   Depreciation                                      3,082          2,977
   Gain on sale of assets                              (53)          (282)
   Minority interest, net of dividends paid            (46)             3
   Other non-cash credits, net                        (120)          (120)
 Change in operating assets and liabilities
    (using) providing cash:
   Accounts receivable                              (3,478)       (13,795)
   Inventories                                       2,777           (550)
   Prepaid expenses                                 (1,095)          (788)
   Costs, estimated profits and billings, net       (6,997)         5,347
   Accounts payable                                 (5,295)        (7,917)
   Accrued liabilities                               1,162            180
   Income taxes                                        (52)           745
                                                   -------       --------
 Net cash utilized by operating activities          (4,444)        (7,600)

Cash Flows from Investing Activities
 Capital expenditures                               (2,359)        (1,775)
 Proceeds from sale of assets                          137            304
 Acquisitions, net of cash acquired                 (8,342)             0
 Change in investments and other assets              1,018            (21)
                                                   -------       --------
 Net cash utilized by investing activities          (9,546)        (1,492)

Cash Flows from Financing Activities
 Proceeds from revolving credit facility             9,000          8,000
 Payments of revolving credit facility                   0         (3,000)
 Dividends paid                                     (1,920)        (1,743)
 Other                                                 340            124
                                                   -------       --------
 Net cash provided by financing activities           7,420          3,381
                                                   -------       --------
 Decrease in cash and cash equivalents              (6,570)        (5,711)
 Cash and cash equivalents at beginning of year     16,815          9,508
                                                   -------       --------
Cash and cash equivalents at end of period         $10,245       $  3,797
                                                   =======       ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The December 31, 1996 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:


                                            June 30,   December 31,
(in thousands)                                1997         1996
                                           ----------  -------------
Costs incurred on uncompleted contracts    $ 570,823      $ 646,534
Estimated profits                             67,798         88,729
                                           ---------      ---------
                                             638,621        735,263
Less:  Billings to date                     (605,459)      (709,163)
                                           ---------      ---------
                                           $  33,162      $  26,100
                                           =========      =========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:


                                                     June 30,   December 31,
(in thousands)                                         1997         1996
                                                     ---------  -------------
Costs and estimated profits in excess of billings     $40,793       $ 36,831
Billings in excess of costs and estimated profits      (7,631)       (10,731)
                                                      -------       --------
                                                      $33,162       $ 26,100
                                                      =======       ========

Included in costs and estimated profits in excess of billings on uncompleted contracts was approximately $6.5 million at June 30, 1997 and December 31, 1996, respectively, relating to an unapproved change order arising from a dispute over design and specification changes.

On May 14, 1996, the Company filed an action in the United States District Court for the Northern District of Illinois (Eastern Division) captioned PITT-DES MOINES, INC. V. METROPOLITAN PIER & EXPOSITION AUTHORITY ET AL. seeking reimbursement in excess of $15.0 million for additional work and making other claims in connection with an unapproved change order arising from a dispute over design and specification changes. On June 4, 1996, certain of the defendants in said action made counterclaims against the Company in amounts approximating $3.5 million. While counsel believes that the Company has a basis for the claim, neither management nor counsel is able to predict with certainty the ultimate resolution of this matter. As additional information becomes available, the Company may revise its estimate of potential recovery, which could result in a material adjustment to the results of operations in future periods.

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

In the OSHA Criminal Proceeding, a jury trial commenced on July 15, 1997 and on July 31, 1997 the jury returned a verdict of guilty against the Company for two counts of misdemeanor violations of OSHA regulations resulting in the deaths of two men killed in the accident. The Department of Justice has reported that the maximum criminal fines and penalties which can be assessed, as a result of the conviction, is $1.0 million.

The Company intends to seek a new trial in this matter and/or perfect an appeal of the jury verdict, by filing various post-trial motions which are due by September 12, 1997. The Department of Justice will have until October 10, 1997 to respond to the Company's motions. If a new trial is not granted, the Company will file an appeal with the United States Court of Appeals for the Seventh Circuit.

Management and counsel believe that the Company has significant and meritorious points entitling the Company to a new trial in this matter.

Any criminal fines or penalties to be assessed against the Company in this matter will be the subject of a sentencing hearing, yet to be scheduled. Management believes that any fines, penalties and costs of defense in this matter, which are uninsured, will not be material to the Company's financial condition, although they could be material to the Company's reported results of operations for the period in which such payments are incurred. As a result of the Justice Department's actions, other claims, actions, or proceedings may be instituted against the Company. While the Company has no reason to believe that any such claim, action or proceeding will be instituted against it, the Company cannot predict the likelihood of such a claim, action or proceeding being instituted against it, and cannot assess the availability of any insurance coverage or the possibility or materiality of an adverse result in the event of any such claim, action or proceeding in advance of a claim, action or proceeding being instituted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996.

The Company reported net income of $3.6 million, or $1.01 per share, on earned revenue of $119.2 million for the quarter ended June 30, 1997. These results compare with net income of $3.4 million, or 97 cents per share, on earned revenue of $121.6 million for the same quarter last year. Earned revenue for the current quarter decreased $2.4 million when compared with the previous year quarter. The most significant impact on earned revenue was attributable to the closure of the Melrose Park, Illinois fabrication facility. Income from operations increased 9% on the strong performance of the Steel Service Centers.

The Engineered Construction Division reported a 4.6 percent decrease in earned revenue when compared with the same period in 1996. Income from operations remained relatively unchanged at $1.6 million while selling, general and administrative (SG&A) expense, as a percentage of earned revenue, increased from
8.2 percent to 9.5 percent currently. This increase was attributed to a lower volume of earned revenue along with an increase in estimating costs due to pre-bid engineering activity. New awards for the quarter of $64 million increased $3.8 million from $60.2 million for the quarter ended June 30, 1996. This resulted in a strong backlog level of $147 million at June 30, 1997 versus $107 million at June 30, 1996.

For the current quarter, Steel Construction reported earned revenue of $24.8 million and income from operations of $1.9 million. These results compare with earned revenue of $33.5 million and income from operations of $2.9 million for the quarter ended June 30, 1996. SG&A expense, as a percentage of earned revenue, increased to the current level of 6.8 percent from 4.7 percent from the previous year quarter. The most significant impact on current results was the closure of the Melrose Park structural steel fabricating facility. This facility contributed approximately 38% to Steel Construction earned revenue and positively impacted income from operations during the second quarter of 1996. For the current quarter, this facility reported a decrease in earned revenue and reported an operating loss due to reduced volume and exit costs related to the closure when compared with the same quarter in 1996. New awards for the quarter of $4.8 million represent a significant decrease when compared with new awards for the same quarter in 1996. The decrease, primarily in building contracts, resulted in a lower but respectable backlog level of $49.5 million at June 30, 1997 versus $73.7 million at June 30, 1996. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at June 30, 1997 was approximately $6.5 million relating to an unapproved change order arising from a dispute over design and specification changes on a project currently under construction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996. (Continued)

Steel Service Centers earned revenue for the current quarter of $48.9 million represents a 22 percent improvement from 1996 and also represents 41 percent of PDM's consolidated earned revenue for the second quarter of 1997. Additionally, income from operations of $4.7 million increased 49 percent when compared with the second quarter of 1996. A significant portion of these increases, particularly in earned revenue, can be attributed to the first quarter acquisition of General Steel Corporation. SG&A expense, as a percentage of earned revenue, remained relatively unchanged.

Other expense of $170,000 for the current quarter compares with other income of $61,000 for the same quarter in 1996. The change was primarily the result of a gain realized on the sale of a foreign investment during the second quarter of 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996.

For the first half of 1997, net income totaled $5.7 million, or $1.61 per share, on earned revenue of $228.8 million. These results compare with net income of $6.6 million, or $1.87 per share, on earned revenue of $237.6 million for the same period of last year. As previously reported, a one-time event, the closure of our Melrose Park structural steel fabricating facility, had a negative impact on the 1997 first half results.

For the six months ended June 30, 1997, Engineered Construction reported earned revenue of $89 million and income from operations of $2 million. These results compare with earned revenue of $94.2 million and income from operations of $3.5 million for the same period in 1996. New awards of $134.3 million increased $25.7 million from $108.6 million for the six months ended June 30, 1996. SG&A expense, as a percentage of earned revenue, for the previous year's six month period was eight percent and increased to 9.4 percent for the current six month period. This increase was primarily the result of an increase in sales and estimating costs due to pre-bid engineering activity.

Steel Construction reported earned revenue of $49.8 million and income from operations of $3.4 million for the six months ended June 30, 1997. These results compare with earned revenue of $67 million and income from operations of $6.2 million for the same period in 1996. The most significant impact on results for the Steel Construction business segment was the previously reported closure of the Melrose Park structural steel fabricating facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996. (Continued)

Steel Service Centers earned revenue was $90.4 million in the first six months of 1997 compared with $77.7 million for the same period in 1996. Income from operations of $8.0 million currently increased from $6.0 million when compared with the first six month period in 1996. SG&A expense, as a percentage of earned revenue, was 7.5 percent for the current six months when compared with
7.3 percent for the previous year's six months. A significant portion of the increases in earned revenue and SG&A expenses was attributed to the acquisition of General Steel Corporation during the first quarter of 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is required to be adopted by the Company for the year ended December 31, 1997. The impact of Statement 128 on the calculation of earnings per share for the Company is not expected to be material.

As indicated in the "Contingencies" section of the Notes to Consolidated Financial Statements, the Company's future results of operations could be materially adversely affected by the Company's conviction on July 31, 1997 of two misdemeanors for violations of the Occupational Safety Health Act (and regulations promulgated thereunder)(see Note D "Contingencies" Notes to Consolidated Financial Statements).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company's primary sources of liquidity were cash and cash equivalents and proceeds from the revolving credit facility which were used for investing activities and to fund the growth in working capital. Working capital increased $9.2 million from $75.5 million on December 31, 1996 to $84.7 million currently. On June 30, 1997, cash and cash equivalents were $10.2 million compared with $16.8 million on December 31, 1996.

Net cash utilized by operating activities of $4.4 million decreased by $3.2 million when compared with the same period in 1996. Changes in operating assets and liabilities, primarily accounts receivable and costs, estimated profits and billings (net), accounted for the net decrease. These components are affected by the mix, stage of completion and commercial terms of contracts.

The acquisition of General Steel Corporation on January 31, 1997, accounted for a substantial portion of the cash utilized by investing activities. The Company intends to continue to evaluate and selectively pursue opportunities for growth or expansion of its business. Capital expenditures, exclusive of acquisitions, of $2.4 million for the six months ended June 30, 1997 were primarily for plant machinery and equipment and the previously announced construction of a new structural steel fabricating facility in Eloy, Arizona. This facility is slated to be operational by the first quarter of 1998. Capital expenditures of $1.8 million were primarily for computer equipment and plant machinery and equipment during the six months ended June 30, 1996. Total expenditures for the year ending December 31, 1997 should approximate $5.7 million.

Cash provided by financing activities was primarily from proceeds from the revolving credit facility. The Company paid cash dividends of $1.9 million ($.55 per share) during the period ended June 30, 1997. Cash dividends of $1.7 million ($.50 per share) were paid during the same period in 1996. The payment of future dividends will be evaluated based on business conditions.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $40.0 million unsecured revolving credit facility which matures December 31, 1999. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On June 30, 1997, $9.0 million of borrowings and $12.0 million of stand-by letters of credit were outstanding under this credit facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                          Part II - Other Information

Item 1.  Legal Proceedings

         Refer to Part I Item 1, Notes C and D of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 1, 1997, the Company held its annual stockholders meeting. Only holders of common stock of record at the close of business on March 10, 1997 were entitled to notice of and to vote at the Annual Meeting. As of that date, the Company had outstanding 2,322,001 shares of common stock. The two matters voted upon at the Annual Meeting were the election of four directors and the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1997.

         Each of the Company's nominees for director was reelected at the Annual Meeting. The total number of votes cast for the election of directors was 2,109,004. Following is a separate tabulation with respect to each director:


                              Votes For  Votes Withheld
                              ---------  --------------
            J. C. Bates       2,092,967          16,037
            P. O. Elbert      2,093,807          15,197
            Wm. W. McKee      2,093,807          15,197
            J. W. Robinson    2,093,807          15,197

         The total number of votes cast for the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1997, was 2,109,004 with 2,091,880 votes for, 15,420 votes against and 1,704 votes abstained.

         There were no broker non-votes with respect to the two matters voted upon.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 4.1 - Eighth Amendment to Amended and Restated Credit Agreement dated June 30, 1997.

         Exhibit 11.1 - Computation of earnings per share for the three months ended June 30, 1997 and 1996.

         Exhibit 11.2 - Computation of earnings per share for the six months ended June 30, 1997 and 1996.

         Exhibit 27 - Financial Data Schedule.

    (b)  Reports on Form 8-K.

         There have been no reports on Form 8-K filed by the Company during the quarter ended June 30, 1997.

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



                                     Pitt-Des Moines, Inc.
                                     -------------------------------
                                           (Registrant)



                                     Principal Executive Officer:



Date:  August 14, 1997               By: /s/  Wm. W. McKee
                                         ----------------------------
                                              Wm. W. McKee
                                              (President and
                                              Chief Executive Officer)



                                     Principal Financial Officer:



Date:  August 14, 1997               By: /s/  R. A. Byers
                                         ----------------------------
                                              R. A. Byers
                                         (Vice President
                                         Finance and Treasurer)

                                 EXHIBIT INDEX



Exhibit
Number
-------
4.1       Eighth Amendment to Amended and Restated Credit Agreement dated June 30, 1997

11.1      Computation of earnings per share for the three months ended
              June 30, 1997 and 1996.

11.2      Computation of earnings per share for the six months ended
              June 30, 1997 and 1996.

27        Financial Data Schedule.
