Form 10-Q
period 1997-09-30
PITT DES MOINES INC
filed 1997-11-14
CIK 78853

==============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

   On September 30, 1997,  3,508,456 shares of Common Stock were outstanding.

================================================================================

                                  TABLE OF CONTENTS

                                                                 Page

Part I - Financial Information

       Item 1.   Financial statements                               3

       Item 2.   Management's discussion and analysis of
                 financial condition and results of operations     12


Part II - Other Information

       Item 1.   Legal proceedings                                  16

       Item 6.   Exhibits and reports on Form 8-K                   16


Signatures                                                          17


Exhibit Index                                                       18

                        Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                     Three months ended       Nine months ended
                                                          September 30,           September 30,
                                                   --------------------   ---------------------
(in thousands, except per share amounts)             1997        1996        1997        1996
                                                   --------   ---------   ---------   ---------
Earned revenue                                     $114,662   $ 120,795   $ 343,478   $ 358,410
Cost of earned revenue                              (98,969)   (104,109)   (296,209)   (311,115)
                                                   --------   ---------   ---------   ---------
    Gross profit from operations                     15,693      16,686      47,269      47,295
Selling, general and administrative expenses        (10,499)    (11,686)    (32,621)    (31,438)
                                                   --------   ---------   ---------   ---------
    Income from operations                            5,194       5,000      14,648      15,857

Other income/(expense):
    Interest income                                     179         365         532         808
    Interest expense                                   (196)       (315)       (428)       (906)
    Gain on sale of assets                              332         298         385         580
    Miscellaneous, net                                 (201)       (211)       (512)       (386)
                                                   --------   ---------   ---------   ---------
                                                        114         137         (23)         96
                                                   --------   ---------   ---------   ---------
     Income before income taxes                       5,308       5,137      14,625      15,953
Income taxes                                         (2,110)     (2,034)     (5,756)     (6,250)
                                                   --------   ---------   ---------   ---------
    Net income                                     $  3,198   $   3,103   $   8,869   $   9,703
                                                   ========   =========   =========   =========
Per common share:
    Net income per common share                    $   0.90   $    0.88   $    2.50   $    2.75
                                                   ========   =========   =========   =========
    Dividends paid                                 $  0.275   $    0.18   $   0.825   $    0.68
                                                   ========   =========   =========   =========
    Shares used to calculate income per share
    (in 000's)                                        3,573       3,528       3,546       3,528
                                                   ========   =========   =========   =========

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                          $  99,344   $  89,677
    Net income                                                                8,869       9,703
    Dividends paid                                                           (2,885)     (2,382)
    Other                                                                       173          38
                                                                           --------    --------
Balance at end of period                                                   $105,501    $ 97,036
                                                                           ========    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition

                                                 September 30,       December 31,
                                                     1997                1996
                                                 -------------       ------------
(in thousands)                                   (Unaudited)
Assets

Current Assets

    Cash and cash equivalents                       $ 15,379           $ 16,815
    Accounts receivable including retentions
    (less allowances:  1997-$1,075; 1996-$868)        83,892             72,424
    Inventories                                       18,211             18,192
    Costs and estimated profits in excess
     of billings                                      36,710             36,831
    Deferred income taxes                              4,475              4,475
    Prepaid expenses                                   1,651                822
                                                    --------           --------

       Total Current Assets                          160,318            149,559

Other Assets                                           6,838              8,097

Goodwill                                               5,698                203

Property, Plant and Equipment
    Land                                               7,274              7,274
    Buildings                                         35,983             35,213
    Machinery and equipment                           68,658             65,457
                                                    --------           --------
                                                     111,915            107,944
Allowances for depreciation                          (69,362)           (65,918)
                                                    --------           --------
    Net Property, Plant and Equipment                 42,553             42,026
                                                    --------           --------
                                                    $215,407           $199,885
                                                    ========           ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition

                                                            September 30,       December 31,
                                                                1997                1996
                                                            -------------       ------------
(in thousands)                                              (Unaudited)

Liabilities

Current Liabilities
    Accounts payable                                          $ 32,791           $ 41,593
    Accrued compensation, related taxes and benefits            11,619             12,005
    Other accrued expenses                                       3,356              2,064
    Billings in excess of costs and estimated profits            8,257             10,731
    Income taxes                                                   (37)               494
    Casualty and liability insurance                             9,439              7,133
                                                              --------           --------
       Total Current Liabilities                                65,425             74,020

Revolving Credit Facility                                       17,000                  0

Deferred Income Taxes                                            5,744              5,699

Minority Interest                                                2,095              1,546

Contingencies and Commitments

Stockholders' Equity

    Preferred stock - par value $.01 per share;
     authorized 3,000,000 shares; issued - none
    Common stock - no par value; authorized
     15,000,000 shares; issued 4,473,234 shares                 33,549             33,549
    Retained earnings                                          105,501             99,344
                                                              --------           --------
                                                               139,050            132,893
    Treasury stock at cost
     (1997-964,777 shares; 1996-990,233 shares)                (13,907)           (14,273)
                                                              --------           --------
       Total Stockholders' Equity                              125,143            118,620
                                                              --------           --------
                                                              $215,407           $199,885
                                                              ========           ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        For the nine months ended
                                                                September 30,
                                                        -------------------------
(in thousands)                                            1997             1996
                                                        --------         --------

Cash Flow From Operating Activities
 Net income                                              $  8,869       $  9,703
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
   Depreciation                                             4,381          4,463
   Gain on sale of assets                                    (385)          (580)
   Minority interest, net of dividends paid                    99            152
   Other non-cash credits, net                               (240)          (180)
 Change in operating assets and liabilities
    (using) providing cash:
   Accounts receivable                                     (8,239)       (14,190)
   Inventories                                              2,895         (1,226)
   Prepaid expenses                                          (816)          (335)
   Costs, estimated profits and billings, net              (2,288)         7,099
   Accounts payable                                       (11,134)        (7,737)
   Accrued liabilities                                      2,933            732
   Income taxes                                              (711)          (202)
                                                         --------       --------
 Net cash utilized by operating activities                 (4,636)        (2,301)

Cash Flows from Investing Activities
 Capital expenditures                                      (4,773)        (2,853)
 Proceeds from sale of assets                                 587            722
 Acquisitions, net of cash acquired                        (8,342)             0
 Change in investments and other assets                     1,075            (75)
                                                         --------       --------
 Net cash utilized by investing activities                (11,453)        (2,206)

Cash Flows from Financing Activities
 Proceeds from revolving credit facility                   17,000          8,000
 Payments of revolving credit facility                          0         (6,000)
 Dividends paid                                            (2,885)        (2,382)
 Other                                                        538            124
                                                         --------       --------
 Net cash provided by financing activities                 14,653           (258)
                                                         --------       --------
 Decrease in cash and cash equivalents                     (1,436)        (4,765)
 Cash and cash equivalents at beginning of year            16,815          9,508
                                                         --------       --------
Cash and cash equivalents at end of period               $ 15,379       $  4,743
                                                         ========       ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The December 31, 1996 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note B.  Acquisitions

General Steel Corporation - On January 31, 1997, the Company acquired 90% of the stock of General Steel Corporation, a steel service center, located in Vancouver, Washington.

Candraft Detailing, Inc. - On March 10, 1997, the Company acquired the stock of Candraft Detailing, Inc., an engineering and drafting company, located in Vancouver, British Columbia.

Sheffield Steel Products - On October 7, 1997, the Company acquired the assets of Sheffield Steel Products, a bridge fabricator, located in Palatka, Florida.

These acquisitions were accounted for as purchases and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition. The total costs of these acquisitions were $12.5 million. Due to the immaterial impact of these acquisitions to the results of operations, pro forma information has not been provided.

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:


                                                     September 30,   December 31,
(in thousands)                                            1997           1996
                                                     --------------  -------------
Costs incurred on uncompleted contracts                $ 625,575      $ 646,534
Estimated profits                                         77,427         88,729
                                                       ---------      ---------
                                                         703,002        735,263
Less:  Billings to date                                 (674,549)      (709,163)
                                                       ---------      ---------
                                                       $  28,453      $  26,100
                                                       =========      =========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:


                                                     September 30,   December 31,
(in thousands)                                            1997           1996
                                                     --------------  -------------
Costs and estimated profits in excess of billings      $36,710        $ 36,831
Billings in excess of costs and estimated profits       (8,257)        (10,731)
                                                       -------        --------
                                                       $28,453        $ 26,100
                                                       =======        ========

Included in costs and estimated profits in excess of billings on uncompleted contracts was approximately $6.5 million at September 30, 1997 and December 31, 1996, respectively, relating to an unapproved change order arising from a dispute over design and specification changes.

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

As a result of the OSHA/Justice Department investigation, on August 23, 1996, the Company was served with an indictment issued by a grand jury for the United States District Court for the Northern District of Illinois (the "OSHA Criminal Proceeding"). The indictment alleged that the Company is guilty of two misdemeanors for violations of the Occupational Safety Health Act (and regulations promulgated thereunder) concerning the erection of structural steel members around the time of the November 3, 1993 accident and that such violations caused the deaths of the two men killed in the accident.

In the OSHA Criminal Proceeding, a jury trial commenced on July 15, 1997 and on July 31, 1997 the jury returned a verdict of guilty against the Company for two counts of misdemeanor violations of OSHA regulations resulting in the deaths of two men killed in the accident. The Department of Justice has reported that the maximum criminal fines and penalties which can be assessed, as a result of the conviction is $1.0 million.

In an order dated October 28, 1997 the District Court denied the Company's post-trial motions in the OSHA Criminal Proceeding. A sentencing hearing has not yet been scheduled in this matter. The Company will file an appeal with the United States Court of Appeals for the Seventh Circuit immediately following sentencing.

Management and counsel believe that the Company has significant and meritorious points for sustaining the Company's appeal in the OSHA Criminal Proceeding.

Any criminal fines or penalties to be assessed against the Company in this matter will be the subject of the sentencing hearing, yet to be scheduled. Management believes that any fines, penalties and costs of defense in this matter, which are uninsured, will not be material to the Company's financial condition, although they could be material to the Company's reported results of operations for the period in which such amounts are incurred. As a result of the Justice Department's actions, other claims, actions, or proceedings may be instituted against the Company. While the Company has no reason to believe that any such claim, action or proceeding will be instituted against it, the Company cannot predict the likelihood of such a claim, action or proceeding being instituted against it, and cannot assess the availability of any insurance coverage or the possibility or materiality of an adverse result in the event of any such claim, action or proceeding in advance of a claim, action or proceeding being instituted.

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

The Company is participating as a potentially responsible party (PRP) at three different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1996 and during the nine months ended September 30, 1997, have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

Management believes that the ultimate outcome of any matters currently pending against the Company will not materially affect the financial position of the Company although they could be material to the reported results of operations for the period in which they occur.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

The Company reported net income of $3.2 million, or 90 cents per share, on earned revenue of $114.7 million for the quarter ended September 30, 1997. These results compare with net income of $3.1 million, or 88 cents per share, on earned revenue of $120.8 million for the same quarter last year. Earned revenue for the current quarter decreased $6.1 million when compared with the previous year quarter. The most significant impact on earned revenue was attributable to the closure of the Melrose Park, Illinois fabrication facility.

The Engineered Construction Division reported a 9.6 percent decrease in earned revenue from $49.6 million to $44.8 million for the third quarter of 1997. Income from operations decreased from $2.3 million to $2.1 million for the quarter ended September 30, 1997. Selling, general and administrative (SG&A) expense, as a percentage of earned revenue, remained relatively unchanged at approximately 8.6 percent for the quarters ended September 30, 1996 and 1997. New awards for the quarter of $54.5 million increased $15 million from $39.5 million for the quarter ended September 30, 1996. This resulted in a significant increase in backlog to $157 million at September 30, 1997 versus $97 million at September 30, 1996.

For the current quarter, Steel Construction reported earned revenue of $19 million and income from operations of $1.4 million. These results compare with earned revenue of $26.7 million and income from operations of $1.3 million for the quarter ended September 30, 1996. SG&A expense as a percentage of earned revenue, increased to the current level of 10.4 percent from 5.8 percent from the previous year quarter. The most significant impact on current results was the closure of the Melrose Park structural steel fabricating facility. This facility contributed approximately 25 percent to Steel Construction earned revenue during the third quarter of 1996. For the current quarter, this facility reported a decrease in earned revenue and reported an operating loss due to reduced volume and exit costs related to the closure when compared with the same quarter in 1996. New awards for the quarter of $36.4 million represents a significant increase when compared with new awards $27.3 million for the same quarter in 1996. This resulted in a backlog level of $66.3 million at September 30, 1997 versus $76.8 million at September 30, 1996. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at September 30, 1997 was approximately $6.5 million relating to an unapproved change order arising from a dispute over design and specification changes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996. (Continued)

Steel Service Centers earned revenue for the current quarter of $51 million represents a 14 percent improvement from 1996 and also represents 44 percent of PDM's consolidated earned revenue for the third quarter of 1997. Additionally, income from operations of $4.2 million increased 7 percent when compared with the third quarter of 1996. A significant portion of these increases, particularly in earned revenue, can be attributed to the first quarter acquisition of General Steel Corporation. Current SG&A expense, as a percentage of earned revenue, increased to 6.9 percent from 6.6 percent from the same period in 1996.



NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.

For the nine months ended September 30, 1997, net income totaled $8.9 million, or $2.50 per share, on earned revenue of $343.5 million. These results compare with net income of $9.7 million, or $2.75 per share, on earned revenue of $358.4 million for the same period of last year. As previously reported, a one-time event, the closure of our Melrose Park structural steel fabricating facility, had a negative impact on 1997 results.

For the nine months ended September 30, 1997, Engineered Construction reported earned revenue of $133.8 million and income from operations of $4.1 million. These results compare with earned revenue of $143.8 million and income from operations of $5.8 million for the same period in 1996. New awards of $188.8 million increased $40.8 million from $148 million for the nine months ended September 30, 1996. SG&A expense, as a percentage of earned revenue, for the previous year's nine months period was 8.3 percent and increased to 9.2 percent for the current nine month period. This increase was primarily the result of an increase in sales and estimating costs due to pre-bid engineering activity.

Steel Construction reported earned revenue of $68.8 million and income from operations of $4.4 million for the nine months ended September 30, 1997. These results compare with earned revenue of $93.7 million and income from operations of $7.5 million for the same period in 1996. The most significant impact on results for the Steel Construction business segment was the previously reported closure of the Melrose Park structural steel fabricating facility. This facility contributed $30.5 million in earned revenue for the nine months ended September 30, 1996 versus $4.6 million in earned revenue for 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996. (Continued)

Steel Service Centers earned revenue was $141.4 million for the nine months ended September 30, 1997 compared with $122.3 million for the same period in 1996. Income from operations of $12.2 million currently increased $2.3 million when compared with the same period in 1996. SG&A expense, as a percentage of earned revenue, was 7.2 percent for the current period, when compared with 7 percent for the previous year's period. A significant portion of the increases in earned revenue and SG&A expenses was attributed to the acquisition of General Steel Corporation during the first quarter of 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is required to be adopted by the Company for the year ended December 31, 1997. The impact of Statement 128 on the calculation of earnings per share for the Company is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of Statement No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows, but will result in certain changes in required disclosures of segment information.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Company's primary sources of liquidity were cash and cash equivalents and proceeds from the revolving credit facility which were used for investing activities and to fund the growth in working capital. Working capital increased $19.4 million from $75.5 million on December 31, 1996 to $94.9 million currently. On September 30, 1997, cash and cash equivalents were $15.4 million compared with $16.8 million on December 31, 1996.

Net cash utilized by operating activities of $4.6 million increased by $2.3 million when compared with the same period in 1996. Changes in operating assets and liabilities, primarily accounts receivable and costs, estimated profits and billings (net), accounted for the net cash outflows. These components are affected by the mix, stage of completion and commercial terms of contracts.

The acquisition of General Steel Corporation on January 31, 1997, accounted for a substantial portion of the cash utilized by investing activities. The Company intends to continue to evaluate and selectively pursue opportunities for growth or expansion of its business. Capital expenditures, exclusive of acquisitions, of $4.8 million for the period ended September 30, 1997 were primarily for plant machinery and equipment and the previously announced construction of a new structural steel fabricating facility in Eloy, Arizona. This facility is slated to be operational by the first quarter of 1998. Capital expenditures of $2.9 million were primarily for plant machinery and equipment during the period ended September 30, 1996. Total capital expenditures, exclusive of business acquisitions, for the year ending December 31, 1997 should approximate $5.7 million.

Cash provided by financing activities was primarily from proceeds from the revolving credit facility. The Company paid cash dividends of $2.9 million ($.825 per share) during the period ended September 30, 1997. Cash dividends of $2.4 million ($.68 per share) were paid during the same period in 1996. The payment of future dividends will be evaluated based on business conditions.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $40.0 million unsecured revolving credit facility which matures December 31, 1999. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On November 10, 1997, $17 million of borrowings and $8.5 million of stand-by letters of credit were outstanding under this credit facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                          Part II - Other Information


Item 1.  Legal Proceedings

         Refer to Part I Item 1, Notes C and D of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 11.1 -  Computation of earnings per share for the three months ended September 30, 1997 and 1996.

         Exhibit 11.2 -  Computation of earnings per share for the nine months ended September 30, 1997 and 1996.

         Exhibit 27 - Financial Data Schedule.

   (b)   Reports on Form 8-K.

         Item 5. Other Events

         A Form 8-K dated July 31, 1997, was filed to report the Company's plan to appeal a jury's verdict in the trial related to the November 1993 accident at the United States Postal Service building in Chicago, Illinois.

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



                                     Pitt-Des Moines, Inc.
                                     -------------------------------
                                         (Registrant)




                                     Principal Executive Officer:



Date:  November 13, 1997             By: /s/  Wm. W. McKee
                                         ----------------------------
                                              Wm. W. McKee
                                              (President and
                                              Chief Executive Officer)



                                     Principal Financial Officer:



Date:  November 13, 1997             By: /s/  R. A. Byers
                                         ----------------------------
                                              R. A. Byers
                                            (Vice President
                                         Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
-------

11.1 Computation of earnings per share for the three months ended September 30, 1997 and 1996.

11.2 Computation of earnings per share for the nine months ended September 30, 1997 and 1996.

27     Financial Data Schedule.