Form 10-K405
period 1997-12-31
PITT DES MOINES INC
filed 1998-03-31
CIK 78853

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1997

                            OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from      to

                         Commission file number 1-5259

                             PITT-DES MOINES, INC.
            (Exact name of registrant as specified in its charter)

               Pennsylvania                       25-0729430
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

10200 Grogan's Mill Road, Suite 300, The Woodlands, Texas     77380
      (Address of principal executive offices)              (Zip Code)

                                  281-774-2200
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the registrant's voting stock held by non-affiliates was at least $72,538,534 on February 27, 1998, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

     Common Stock outstanding as of February 27, 1998 . . . . .3,515,687 shares.

Documents Incorporated by Reference:

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

     Proxy Statement anticipated to be dated March 31, 1998 . . . . . . . . . . . . Part III, Items 10-13

     Annual Report to Stockholders for fiscal year ended December 31, 1997 . . . . . . Part I and Part II

===============================================================================

                                    PART I


Item 1.  Business

General

Pitt-Des Moines, Inc. and its subsidiaries ("PDM" or the "Company") began conducting business in 1892 and was incorporated in Pennsylvania on February 14, 1916. The Company's principal executive offices are located at 10200 Grogan's Mill Road, Suite 300, The Woodlands, TX 77380, telephone number (281) 774-2200.

  As a result of a refinement in the Company's strategic direction, significant acquisitions, and the closing of the Melrose Park structural steel fabricating facility, the Company changed its reporting in 1997 to two business segments:
Engineering and Construction, and Steel Distribution.

  A summary of the Company's products and services by business segment is set forth below.



Engineering and Construction

In February of 1997, the Company announced plans to construct a new steel fabricating facility in Eloy, Arizona. This new facility is expected to be operational in the second quarter of 1998. Along with this plan, the Company announced the decision to close its Melrose Park structural steel fabricating facility in Illinois.

On March 10, 1997, the Company acquired Candraft Detailing Inc., an engineering and drafting company, located in Vancouver, British Columbia. In June, the Company acquired a majority ownership in Tecnologia de Almacenamiento Industrial, TAI,S.A. (TAISA) an engineering and construction company located in
Caracas, Venezuela.   In addition, in October the Company acquired Sheffield
Steel Products, a bridge fabricator located in northeastern Florida.


  The Engineering and Construction business provides:



  a) The capability to design, fabricate and erect oil and chemical storage tanks used for storing crude oil, petroleum, gasoline and other petroleum derivatives and chemicals. The Company has developed and patented certain systems, parts and sealing devices which help to reduce the hazards of fire and explosion from the stored products, as well as to decrease air pollution and vapor loss. Additionally, the Company fabricates and erects various vessels used in the processing of a variety of oil and chemical products. The oil and chemical tanks, sealing devices and process vessels are produced principally for the petroleum, petrochemical, chemical and food processing industries as well as government agencies.

  b) The capability to design, fabricate and erect elevated and flat bottom water storage tanks for water service and fire protection requirements and treatment tanks for the purification, filtration and softening of water. The principal purchasers of the Company's water storage tanks and wastewater treatment facilities are government agencies and private industry.

  c) The capability to design, fabricate and erect many types of facilities and structures; services offered include research and design, material selection, preparation of detailed drawings, shop fabrication, field erection and subcontract management.

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



  h) The capability to fabricate and erect structural steel for commercial, institutional and public sector buildings for government agencies, private developers and general contractors.

  i) The capability to fabricate structural steel for new bridges and fabricate and erect structural steel for bridge rehabilitation for government agencies and general contractors.



Steel Distribution



The Company's Steel Distribution Segment operates seven steel service centers and three culvert facilities located in the West and Midwest regions of the United States. On January 31, 1997, the Company acquired 90% of the capital stock of General Steel Corporation, a steel service center facility, located in Vancouver, Washington. This acquisition will expand this segment's market area into the Pacific Northwest. The steel service centers process and distribute to end users a general line of carbon steel products including plates, sheets, structural shapes, bars, tubes, pipe and other miscellaneous metal products. This segment also manufactures and markets to end users corrugated metal culvert pipe and accessories. The Steel Distribution's primary markets include steel fabricators, original equipment manufacturers, mining, logging, agricultural and road construction industries.


  The Company and the industry as a whole deem the maintenance of adequate levels of inventory to be integral to the Steel Distribution business. The Company believes that it has adequate levels of inventory on hand to meet current and anticipated customer demand.

Other


Several large companies compete nationally in some product lines with the Company and there are several local and regional companies that compete in certain product lines in specific geographic areas. The majority of the Company's business is secured through open competitive bidding or through direct negotiations with industry or government agencies. Competition is based primarily on performance including the ability to provide design, engineering and on-site field construction services in a cost-effective, timely manner. The Steel Distribution Segment's volume of business is based on the price, delivery, credit terms, and first stage preprocessing of products, offered to its customers as well as its reputation.



  The Company's earned revenue was $475 million in 1997, compared with $468 million in 1996 and $461 million in 1995. For further financial information refer to Consolidated Financial Statements contained in PDM's 1997 Annual Report to Stockholders and incorporated herein by reference.



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



  The Company had a backlog of uncompleted contracts of $252 million on December 31, 1997 compared to $172 million on December 31, 1996. Substantially all backlog is expected to be completed during 1998.



  Factors such as the type and scope of operations in progress at any given time, including weather conditions at field sites, create fluctuations in the employment level at PDM. On December 31, 1997, the Company employed 2,210 persons, of which 730 were salaried personnel and 1,480 were hourly personnel.



  Financial information for the Company's two business segments is included in the Business Segment Information Section of PDM's 1997 Annual Report to Stockholders, which section is incorporated herein by reference.

Item 2.  Properties



Operations of the Company are conducted at both owned and leased properties. In addition, certain owned properties of the Company are leased to third party tenants. The following table indicates each of the Company's facilities by: segment, location, type of facility, year operations began, and square footage of property owned or leased on December 31, 1997:

                                                                               YEAR
                                                 TYPE OF                    OPERATIONS         SQUARE
  LOCATION                                       FACILITY                      BEGAN           FOOTAGE
ENGINEERING AND CONSTRUCTION
----------------------------
Harpersville, Alabama                      Warehouse and office             1996                11,500
Eloy, Arizona                               Fabrication plant               1998               108,450
Fresno, California                              Toolhouse                   1963                52,140
Stockton, California                   Fabrication plant and office         1987               143,000
Tustin, California                                Office                    1996                   185
Palatka, Florida                       Fabrication plant and office         1997               130,262
Clive, Iowa                            Fabrication plant and office         1955               176,540
Des Moines, Iowa                                Toolhouse                   1900                29,000
Pittsburgh, Pennsylvania                   Office and toolhouse             1927                98,780
Warren, Pennsylvania                        Fabrication plant               1959               125,960
Franklin, Tennessee                             Toolhouse                   1977                28,220
Conroe, Texas (1)                                 Office                    1996                 1,600
Hitchcock, Texas (2)                            Toolhouse                   1994                 5,000
The Woodlands, Texas (3)                          Office                    1996                19,300
Provo, Utah                                 Fabrication plant               1959               154,950
Eau Claire, Wisconsin                  Fabrication plant and office         1994               309,500
Wausau, Wisconsin                      Fabrication plant and office         1991               157,000
Port Coquitlam, B.C. Canada (4)                   Office                    1997                12,300
Trenton, Ontario, Canada (5)                      Office                    1997                   800

STEEL DISTRIBUTION
---------------------------------

Fresno, California                         Warehouse and office             1955               112,800
Santa Clara, California                    Warehouse and office             1947               108,530
Stockton, California                       Warehouse and office             1967               191,500
Cedar Rapids, Iowa                         Warehouse and office             1976                66,800
Sparks, Nevada                             Warehouse and office             1974                78,940
Tualatin, Oregon                           Warehouse and office             1973                31,620
Spanish Fork, Utah                         Warehouse and office             1977                74,280
Arlington, Washington (6)                  Warehouse and office             1993                13,970
Vancouver, Washington (7)                  Warehouse and office             1997               138,600


                                                                               YEAR
                                                 TYPE OF                    OPERATIONS         SQUARE
  LOCATION                                       FACILITY                      BEGAN           FOOTAGE
IDLE HOLDINGS, INCLUDING PLANT AND PROPERTY (8)
-----------------------------------------------
Sacramento, California                            Land                      1966                    --
Chicago, Illinois                      Fabrication plant and office         1987               520,800
Des Moines, Iowa                       Fabrication plant and office         1900               339,100
Hilliard, Ohio                         Fabrication plant and office         1971               179,000
Pittsburgh, Pennsylvania                          Office                    1927                10,234
Provo, Utah (9)                                   Office                    1959                15,731

__________

(1) Company leases building from outside third party.  Lease will expire
    October 1, 1998.
(2) Company leases land and building from outside third party. Lease will expire July 1, 1999.
(3) Company leases building from outside third party.  Lease will expire
    August 31, 2006.
(4) Company leases building from outside third party. Lease will expire November 30, 2002.
(5) Company leases building from outside third party. Lease is month-to month.
(6) Company leases land from outside third party.  Lease will expire January
    31, 2003.
(7) Company leases land and building from outside third party. Lease will expire September 1, 1999.
(8) Company pursues the sale or development of all idle facilities and regularly evaluates similar opportunities for facilities not fully utilized.
(9) Company is leasing facility to outside third party.



  The properties listed above are utilized by the Company's business segments as indicated. The Company's production capacity is adequate for its present needs. The Company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the Company's business as now conducted.




Item 3.  Legal Proceedings

See Contingencies note accompanying the consolidated financial statements contained in PDM's 1997 Annual Report to Stockholders, which note is incorporated herein by reference, except that the fourth paragraph of such note is amended as follows:


  In an order dated October 28, 1997 the District Court denied the Company's post-trial motions in the OSHA Criminal Proceeding. A sentencing hearing was held on March 20, 1998 and the Company was fined $1,000,250. Such fine was paid on March 27, 1998. The Company has filed an appeal with the United States Court of Appeals for the Seventh Circuit.

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



Item 4.  Submission of Matters to a Vote of Security Holders


  Not applicable


Executive Officers of the Registrant


  Information regarding executive officers of the Registrant is presented in
Part III of this report and is incorporated herein by reference.

                                  PART II



Information for Items 5, 6 and 7 is included in PDM's 1997 Annual Report to Stockholders and is incorporated herein by reference (and except for these sections, and sections incorporated herein by reference in Items 1 and 8 of this report, PDM's Annual Report to Stockholders is not deemed to be filed as part of this report):

                                                       ANNUAL REPORT
                                                       TO STOCKHOLDERS
ITEM NO.    TITLE                                      SECTION/TITLE
-------------------------------------------------------------------------------
Item 5.     Market for Registrant's Common Equity      Common Stock Information
            and Related Stockholder Matters            included in Stockholders'
                                                       Reference section

Item 6.     Selected Financial Data                    Five-Year Selected
                                                       Financial Data

Item 7.     Management's Discussion and Analysis       Management's Discussion
            of Financial Condition and Results of      and Analysis
            Operations

Item 8.     Financial Statements and Supplemental Data

The financial statements consisting of Consolidated Statements of Income, Consolidated Statements of Financial Condition, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity, Notes to Consolidated Financial Statements, and Business Segment Information are included in the Consolidated Financial Statements section of PDM's 1997 Annual Report to Stockholders, which is incorporated herein by reference. The report of independent auditors on PDM's consolidated financial statements is contained in the Report of Independent Auditors and Management section of PDM's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

  The unaudited Two Year Quarterly Results of Operations contained in PDM's 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure



  Not applicable

                                 PART III


Item 10.  Directors and Executive Officers of the Registrant (1)


  Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated March 31, 1998 (the "Proxy Statement") which information is incorporated herein by reference.



  The principal executive officers of the Company and their recent business experience are as follows:


W. R. Jackson, age 89


  Director since 1940;

  Chairman Emeritus since 1988; formerly Chairman of the Board since 1971. Mr. Jackson has been with the Company since 1936 and is the father of Mr.
Jackson, Jr. and   Mrs. Townsend.


P. O. Elbert, age 67


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


Wm. W. McKee, age 59 (2)


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



R. A. Byers, age 50 (2)


  Treasurer since 1988 and Vice President, Finance and Administration since 1987; formerly Vice President, Finance since 1984; formerly Controller since 1982; formerly Assistant Controller since 1981; formerly Manager of Financial Reporting since 1979; and formerly with Ernst & Young LLP for ten years.

T. R. Lloyd, age 49 (2)


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


Item 11.  Executive Compensation


  Reference is made to the information set forth under the captions "Board of Directors and Committees of the Board," "Executive Compensation and Other Information," and "Compensation Committee Interlocks and Insider Participation" appearing in the Company's Proxy Statement, which information is incorporated herein by reference; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Proxy Statement shall not be deemed to be soliciting material or to be "filed" with the Commission or subject to Regulation 14A or 14C (other than as provided in Item 402 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.


Item 12.  Security Ownership of Certain Beneficial Owners and Management


  Reference is made to the information contained under the captions "Stockholdings of Management" and "Principal Holders of Common Stock" in the Company's Proxy Statement, which information is incorporated herein by reference.


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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) 1.   Financial Statements


         The following consolidated financial statements and Report of Independent Auditors previously incorporated by reference in Part II,
         Item 8 of this report are incorporated herein by reference:



         Report of Independent Auditors



         Consolidated Statements of Income -- Years Ended December 31, 1997, 1996 and 1995



         Consolidated Statements of Financial Condition as of December 31, 1997 and 1996



         Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995



         Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1997, 1996 and 1995



         Notes To Consolidated Financial Statements


  2.     Financial Statement Schedules


         The following consolidated financial statement schedule of Pitt-Des Moines, Inc. and subsidiaries is included in Item 14(d):



         Schedule II. Valuation and Qualifying Accounts for years ended December 31, 1997, 1996 and 1995



         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


  3.     Exhibits:


  3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)



  3.2 Bylaws, as amended to date (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(Cont'd)


  4.1 Amended and Restated Credit Agreement dated as of June 30, 1992 by and among Pitt-Des Moines, Inc. and Pittsburgh National Bank, Wells Fargo Bank, N.A. and American National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)



  4.2    First Amendment dated November 23, 1992 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)



  4.3    Second Amendment dated June 10, 1993 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)



  4.4    Third Amendment dated December 16, 1993 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)



  4.5    Fourth Amendment dated June 14, 1994 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)



  4.6    Fifth Amendment dated December 8, 1994 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)



  4.7    Sixth Amendment dated May 31, 1995 to Credit Agreement filed as Exhibit
         4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)



  4.8    Seventh Amendment dated June 30, 1996 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)


  4.9    Eighth Amendment dated June 30, 1997 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)


  10.1* Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)


  10.2* Amendment to agreement executed by and between the Company and Wm. W. McKee filed as Exhibit 10.1 hereto (filed herewith)

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(Cont'd)


  10.3* Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)



  10.4* Amendment to agreement executed by and between the Company and R. A. Byers filed as Exhibit 10.3 hereto (filed herewith)


  10.5* Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)



  10.6* Amendment to agreement executed by and between the Company and T. R. Lloyd filed as Exhibit 10.5 hereto (field herewith)



  10.7* Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)



  10.8* Summary of Company 1997 Management Incentive Plan (MIP) (filed herewith)



  10.9* Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)



  10.10* Retirement Plan for PDM Outside Directors, effective May 26, 1994, as amended on September 14, 1995 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)



  10.11* Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's
         Registration Statement No. 33-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)



  10.12* Investment Letter and Registration Rights Agreement dated September 21,
         1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)



  10.13* Amendment to Investment Letter and Registration Rights Agreement dated
         September 21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. filed as Exhibit 10.12 hereto (filed herewith)

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(Cont'd)

  10.14* Investment Letter and Registration Rights Agreement dated September 21,
         1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)


  10.15* Amendment to Investment Letter and Registration Rights Agreement dated
         September 21, 1993 by and between Pitt-Des Moines, Inc. and P. O. Elbert filed as Exhibit 10.14 hereto (filed herewith)


  10.16* Directors Stock Plan (filed under the Company's Registration Statement
         No. 333-13043 on Form S-8 dated September 30, 1996 and incorporated herein by reference)



  10.17* Stock Option Agreement executed by and between the Company and P. O.
         Elbert (filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.18* Amendment to Stock Option Agreement executed by and between the Company and P. O. Elbert filed as Exhibit 10.17 hereto (filed herewith)


  10.19* Supplemental Benefit and Supplemental Salaried Retirement Plan (filed herewith)


  13 Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1997, which are incorporated herein by reference (filed herewith)


  21     Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)


  23     Consent of Independent Auditors, Ernst & Young LLP (filed herewith)


  27.1   Current FDS for year ended December 31, 997


  27.2 Restated FDS including columns for the prior three periods ended (March 31, 1997, June 30, 1997, September 30, 1997) and prior year end (December 31, 1996)


  27.3 Restated FDS including columns for the prior three periods ended (March 31, 1996, June 30, 1996, September 30, 1996) and prior year end (December 31, 1995)

(b)   Reports on Form 8-K:

      A Form 8-K dated October 7, 1997 (Item 5 Other Events), was filed to report the acquisition of Sheffield Steel Products, a bridge fabricator located in Palatka, Florida.


------------------------
* Denotes management contract or compensatory plan or arrangement.

                                   Signatures



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             PITT-DES MOINES, INC.



March 27, 1998                                   By:    /s/  Wm. W. McKee
                                                    ----------------------------
                                                          Wm. W. McKee
                                                          President and
                                                      Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signatures                             Title                       Date

Principal Executive Officer:

 /s/ Wm. W. McKee                     President, Chief            March 27, 1998
------------------------------------  Executive Officer and
     Wm. W. McKee                     Director


Principal Financial and Accounting Officer:


 /s/ R. A. Byers                      Chief Financial Officer     March 27, 1998
------------------------------------  and Chief Accounting
     R. A. Byers                      Officer


Other Directors:

 /s/ J. C. Bates                      Director                    March 27, 1998
------------------------------------
     J. C. Bates


/s/  V. G. Beghini                    Director                    March 27, 1998
------------------------------------
     V. G. Beghini

  Signatures                             Title                       Date

/s/ R. W. Dean                        Director                    March 27, 1998
------------------------------------
    R. W. Dean


/s/ P. O. Elbert                      Director                    March 27, 1998
------------------------------------
    P. O. Elbert


/s/ W. R. Jackson                     Director                    March 27, 1998
------------------------------------
    W. R. Jackson


/s/ W. R. Jackson, Jr.                Director                    March 27, 1998
------------------------------------
    W. R. Jackson, Jr.


/s/ W. E. Lewellen                    Director                    March 27, 1998
------------------------------------
    W. E. Lewellen


/s/ A. J. Paddock                     Director                    March 27, 1998
------------------------------------
    A. J. Paddock


/s/ J. W. Robinson                    Director                    March 27, 1998
------------------------------------
    J. W. Robinson


/s/ P. J. Townsend                    Director                    March 27, 1998
------------------------------------
    P. J. Townsend

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             Pitt-Des Moines, Inc.



                                                          Additions  Deductions(1)
                                                          ---------  -------------
                                             Balance at   Charged to
                                            Beginning of  Costs and   Credited    Balance at End
   Description                                 Period      Expenses   to Asset      of Period
-----------------------------------         ------------  ----------  --------    --------------
Deducted from accounts receivable
as allowance for doubtful accounts:

Year ended December 31, 1997                $868,000      $363,233    $172,509    $1,058,724


Year ended December 31, 1996                $868,000      $ 90,000    $ 90,000    $  868,000


Year ended December 31, 1995                $923,000      $220,000    $275,000    $  868,000


---------------------
(1)  Write-off of accounts deemed to be uncollectible

                                 EXHIBIT INDEX




  3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)



  3.2 Bylaws, as amended to date (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)



  4.1 Amended and Restated Credit Agreement dated as of June 30, 1992 by and among Pitt-Des Moines, Inc. and Pittsburgh National Bank, Wells Fargo Bank, N.A. and American National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)



  4.2    First Amendment dated November 23, 1992 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)



  4.3    Second Amendment dated June 10, 1993 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference)



  4.4    Third Amendment dated December 16, 1993 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)



  4.5    Fourth Amendment dated June 14, 1994 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference)



  4.6    Fifth Amendment dated December 8, 1994 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)



  4.7    Sixth Amendment dated May 31, 1995 to Credit Agreement filed as Exhibit
         4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)



  4.8    Seventh Amendment dated June 30, 1996 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

  4.9    Eighth Amendment dated June 30, 1997 to Credit Agreement filed as
         Exhibit 4.1 hereto (filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

  10.1 Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)



  10.2 Amendment to agreement executed by and between the Company and Wm. W. McKee filed as Exhibit 10.1 hereto (filed herewith)



  10.3 Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)



  10.4 Amendment to agreement executed by and between the Company and R. A. Byers filed as Exhibit 10.3 hereto (filed herewith)


  10.5 Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)



  10.6 Amendment to agreement executed by and between the Company and T. R. Lloyd filed as Exhibit 10.5 hereto (field herewith)


  10.7 Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)



  10.8 Summary of Company 1997 Management Incentive Plan (MIP) (filed herewith)



  10.9 Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)



  10.10 Retirement Plan for PDM Outside Directors, effective May 26, 1994, as amended on September 14, 1995 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)



  10.11 Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's Registration Statement No. 33-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

  10.12 Investment Letter and Registration Rights Agreement dated September 21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)



  10.13 Amendment to Investment Letter and Registration Rights Agreement dated September 21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. filed as Exhibit 10.12 hereto (filed herewith)



  10.14 Investment Letter and Registration Rights Agreement dated September 21, 1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)


  10.15 Amendment to Investment Letter and Registration Rights Agreement dated September 21, 1993 by and between Pitt-Des Moines, Inc. and P. O. Elbert filed as Exhibit 10.14 hereto (filed herewith)


  10.16 Directors Stock Plan (filed under the Company's Registration Statement No. 333-13043 on Form S-8 dated September 30, 1996 and incorporated herein by reference)



  10.17 Stock Option Agreement executed by and between the Company and P. O. Elbert (filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.18 Amendment to Stock Option Agreement executed by and between the Company and P. O. Elbert filed as Exhibit 10.17 hereto (filed herewith)


  10.19 Supplemental Benefit and Supplemental Salaried Retirement Plan (filed herewith)


  13 Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1997, which are incorporated herein by reference (filed herewith)


  21     Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)



  23     Consent of Independent Auditors, Ernst & Young LLP (filed herewith)



  27.1   Current FDS for year ended December 31, 1997



  27.2 Restated FDS including columns for the prior three periods ended (March 31, 1997, June 30, 1997, September 30, 1997) and prior year end (December 31, 1996)



  27.3 Restated FDS including columns for the prior three periods ended (March 31, 1996, June 30, 1996, September 30, 1996) and prior year end (December 31, 1995)