Form 10-Q
period 1998-03-31
PITT DES MOINES INC
filed 1998-05-15
CIK 78853

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission file number 1-5259

                             ____________________

                             PITT-DES MOINES, INC.
            (Exact name of registrant as specified in its charter)

      Commonwealth of Pennsylvania                     25-0729430
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

         10200 Grogan's Mill Road, Suite 300, The Woodlands, TX    77380
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

  On March 31, 1998,  7,052,374 shares of Common Stock were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                            Page

Part I - Financial Information

       Item 1.   Financial statements                                          3

       Item 2.   Management's discussion and analysis of
                 financial condition and results of operations                12

Part II - Other Information

       Item 1.   Legal proceedings                                            15

       Item 6.   Exhibits and reports on Form 8-K                             15

Signatures                                                                    16

Exhibit Index                                                                 17

                        Part I.  Financial Information
Item 1.  Financial Statements
                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)


                                             For the three months ended
                                                      March 31,
                                             --------------------------
(in thousands, except per share amounts)           1998       1997
                                                ---------   --------
Earned revenue                                  $ 123,370   $109,581
Cost of earned revenue                           (104,295)   (95,477)
                                                ---------   --------
Gross profit from operations                       19,075     14,104

Selling, general and administrative expenses      (11,552)   (10,692)
                                                ---------   --------
 Income from operations                             7,523      3,412

Other income/(expense):
 Interest income                                      139        194
 Interest expense                                    (264)       (72)
 Gain on sale of assets                                18         37
Miscellaneous, net                                   (597)      (126)
                                                ---------   --------
                                                     (704)        33
                                                ---------   --------
Income before income taxes                          6,819      3,445
Income taxes                                       (2,651)    (1,344)
                                                ---------   --------
Net income                                      $   4,168   $  2,101
                                                =========   ========
Per common share:
 Earnings per share                                 $0.59      $0.30
                                                =========   ========
 Earnings per share - assuming dilution             $0.58      $0.30
                                                =========   ========
Cash dividend                                       $0.15     $0.138
                                                =========   ========
Shares used to calculate:  (in thousands)
 Earnings per share                                 7,032      6,966
                                                =========   ========
 Earnings per share - assuming dilution             7,198      7,044
                                                =========   ========

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                $ 110,096   $ 99,344
 Net income                                         4,168      2,101
 Dividends paid                                    (1,057)      (958)
 Other                                                144         10
                                                ---------   --------
Balance at end of period                        $ 113,351   $100,497
                                                =========   ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition


                                                  March 31,  December 31,
                                                    1998        1997
                                                 ----------- ------------
(in thousands)                                   (Unaudited)
Assets

Current Assets

    Cash and cash equivalents                     $ 11,057   $ 12,037
    Accounts receivable including retentions
    (less allowances:  1998-$537; 1997-$1,059)      84,912     78,216
    Inventories                                     25,111     26,236
    Costs and estimated profits in excess
     of billings                                    44,693     46,493
    Deferred income taxes                            4,527      4,527
    Prepaid expenses                                 1,522      1,086
                                                  --------   --------

       Total Current Assets                        171,822    168,595



Other Assets                                         8,250      7,793

Goodwill                                             6,160      6,172

Property, Plant and Equipment
    Land                                             7,611      7,611
    Buildings                                       42,615     41,630
    Machinery and equipment                         71,276     69,972
                                                  --------   --------
                                                   121,502    119,213
Allowances for depreciation                        (71,449)   (70,349)
                                                  --------   --------
    Net Property, Plant and Equipment               50,053     48,864
                                                  --------   --------
                                                  $236,285   $231,424
                                                  ========   ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition

                                                          March 31,   December 31,
                                                            1998          1997
                                                         -----------  -------------
(in thousands)                                           (Unaudited)

Liabilities

Current Liabilities
    Accounts payable                                       $ 34,870       $ 48,811
    Accrued compensation, related taxes and benefits         11,091         12,492
    Other accrued expenses                                    4,219          2,283
    Billings in excess of costs and estimated profits        13,426          9,906
    Income taxes                                              3,722          2,889
    Casualty and liability insurance                          6,409          6,041
                                                           --------       --------
       Total Current Liabilities                             73,737         82,422


Revolving Credit Facility                                    21,000         11,000

Deferred Income Taxes                                         5,802          5,802

Minority Interest                                             2,545          2,537

Contingencies and Commitments

Stockholders' Equity

    Preferred stock - par value $.01 per share;
     authorized 3,000,000 shares; issued - none
    Common stock - no par value; authorized
     15,000,000 shares; issued 8,946,468 shares              33,549         33,549
    Retained earnings                                       113,351        110,096
                                                           --------       --------
                                                            146,900        143,645
    Treasury stock at cost
     (1998-1,894,094 shares; 1997-1,933,094 shares)         (13,699)       (13,982)
                                                           --------       --------
       Total Stockholders' Equity                           133,201        129,663
                                                           --------       --------
                                                           $236,285       $231,424
                                                           ========       ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                 For the three months ended
                                                                         March 31,
                                                                     -------------------
(in thousands)                                                         1998       1997
                                                                     --------   --------
Cash Flow From Operating Activities
 Net income                                                          $  4,168   $  2,101
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
   Depreciation                                                         1,547      1,514
   Gain on sale of assets                                                 (18)       (37)
   Minority interest, net of dividends paid                                 8       (116)
   Other non-cash credits, net                                           (120)       (60)
 Change in operating assets and liabilities
    (using) providing cash:
   Accounts receivable                                                 (6,696)    (5,200)
   Inventories                                                          1,125      3,284
   Prepaid expenses                                                      (436)    (3,358)
   Costs, estimated profits and billings, net                           5,320     (1,705)
   Accounts payable                                                   (13,941)    (8,407)
   Accrued liabilities                                                    903     (1,115)
   Income taxes                                                           833      1,213
                                                                     --------   --------
 Net cash utilized by operating activities                             (7,307)   (11,886)

Cash Flows from Investing Activities
 Capital expenditures                                                  (2,751)      (615)
 Proceeds from sale of assets                                              33         80
 Acquisitions, net of cash acquired                                         0     (6,789)
 Change in investments and other assets                                  (325)        67
                                                                     --------   --------
 Net cash utilized by investing activities                             (3,043)    (7,257)

Cash Flows from Financing Activities
 Proceeds from revolving credit facility                               10,000      9,000
 Dividends paid                                                        (1,057)      (958)
 Other                                                                    427         10
                                                                     --------   --------
 Net cash provided by financing activities                              9,370      8,052
                                                                     --------   --------
 Decrease in cash and cash equivalents                                   (980)   (11,091)
 Cash and cash equivalents at beginning of year                        12,037     16,815
                                                                     --------   --------
Cash and cash equivalents at end of period                           $ 11,057   $  5,724
                                                                     ========   ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The December 31, 1997 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), is effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in stockholders' equity except those resulting from investments and distributions to owners. The Company has had no reportable transactions under the provisions of SFAS No. 130 for the periods reported.

Software Costs

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are capitalized and amortized over the estimated useful life of the software. Prior to the adoption of SOP 98-1, software costs were expensed as incurred. Restatement of prior-year financial statements was not required. The adoption of SOP 98-1 did not have a material impact on the Corporation's financial position or results of operations.

Segment Disclosure

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for 1998. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

Note B.  Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                             Periods ended March 31,
                                             -----------------------
                                                1998         1997
                                             -----------  ----------
(in thousands, except per share amounts)

Numerator:
Net income                                        $4,168      $2,101
                                                  ======      ======

Denominator:
Weighted-average shares                            7,032       6,966
Employee stock options                               166          78
                                                  ------      ------
Weighted-average shares-assuming dilution          7,198       7,044
                                                  ======      ======

Earnings per share                                $ 0.59      $ 0.30
                                                  ======      ======

Earnings per share-assuming dilution              $ 0.58      $ 0.30
                                                  ======      ======


Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:

                                           March 31,   December 31,
(in thousands)                                1998         1997
                                           ----------  -------------
Costs incurred on uncompleted contracts    $ 681,349      $ 679,157
Estimated profits                             95,860         91,177
                                           ---------      ---------
                                             777,209        770,334
Less:  Billings to date                     (745,942)      (733,747)
                                           ---------      ---------
                                           $  31,267      $  36,587
                                           =========      =========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                     March 31,   December 31,
(in thousands)                                          1998         1997
                                                     ----------  -------------
Costs and estimated profits in excess of billings     $ 44,693        $46,493
Billings in excess of costs and estimated profits      (13,426)        (9,906)
                                                      --------        -------
                                                      $ 31,267        $36,587
                                                      ========        =======

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Included in costs and estimated profits in excess of billings on uncompleted contracts was approximately $6.5 million at March 31, 1998 and December 31, 1997, relating to an unapproved change order arising from a dispute over design and specification changes.

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

Note D.  Contingencies

As previously reported, on November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company was in the process of erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. Various personal injury claims had been asserted against the Company, and others, as a result of the accident (the "Personal Injury Cases"). As of December 31, 1996, the Company's insurance carriers have settled all of the claims against the Company in the Personal Injury Cases in which the Company was a defendant without the Company incurring any additional cost.

An investigation of the November 3, 1993 accident was conducted by the Federal Occupational Safety and Health Administration (OSHA) and the Justice Department as required by OSHA law. OSHA has cited the Company for safety violations and has assessed $147,000 in civil penalties. In an order dated April 28, 1995, an administrative law judge dismissed OSHA's case assessing civil penalties. OSHA appealed that dismissal and in an order dated March 24, 1997, the Occupational Safety and Health Review Commission reversed the dismissal and entered an order staying any further proceedings pending final disposition of the OSHA Criminal Proceeding.

As a result of the OSHA/Justice Department investigation, on August 23, 1996, the Company was served with an indictment issued by a grand jury for the United States District Court for the Northern District of Illinois (the "OSHA Criminal Proceeding"). On July 31, 1997, in the OSHA Criminal Proceeding, a jury returned a verdict of guilty against the Company for two counts of misdemeanor violations of OSHA regulations resulting in the deaths of two men killed in the accident. A sentencing hearing was held on March 20, 1998 in the OSHA Criminal Proceeding and the Company was fined $1,000,250 and the fine was paid on March 27, 1998. The Company filed an appeal on March 20, 1998, with the United States Court of Appeals for the Seventh Circuit seeking various forms of relief (Pitt-Des Moines, Inc. v. United States of America No. 98-1767).

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

While the investigation remains pending, the Company does not believe it will become a target of the investigation or that a criminal action will be instituted against it in these matters. If the Company becomes a target or a criminal investigation were instituted, the Company believes that it would have significant and meritorious defenses to any such charges and would vigorously defend against them.

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

The Company is participating as a potentially responsible party (PRP) at three different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1997 and during the three months ended March 31, 1998, have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

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

Note E.  Common Stock Split

On May 7, 1998, the Company declared a two for one stock split effective in the form of a stock dividend payable June 26, 1998 to stockholders of record at the close of business on June 12, 1998. Per share amounts, market prices, number of shares and stock option amounts have been adjusted for the stock split for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 3,
1997.

The Company reported net income of $4.2 million, or $0.58 per share, on earned revenue of $123.4 million for the quarter ended March 31, 1998. These results compare with net income of $2.1 million, or $.30 per share, on earned revenue of $109.6 million for the quarter ended March 31, 1997.

ENGINEERING AND CONSTRUCTION

The Engineering and Construction segment reported an 11.6 percent increase in earned revenue from $68.1 million to $76 million for the first quarter of 1998. Income from operations increased $4.3 million from $1.8 million a year ago to $6.1 million for the current quarter. Performance of contracts related to Liquid and Cryogenic Storage, Water Storage, and Steel Bridges accounted for the majority of the increases in both earned revenue and income from operations. Selling, general and administrative (S,G&A) expense as a percentage of earned revenue was approximately 8 percent for both three months ended March 31, 1998 and 1997. New awards of $89.2 million and $93.4 million for the quarter ended March 31, 1998 and 1997, respectively, resulted in a backlog of $264.9 million at March 31, 1998. As indicated in "Costs and Estimated profits on Uncompleted Contracts" in Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at March 31, 1998 was approximately $6.5 million relating to an unapproved change order arising from a dispute over design and specification changes.

STEEL DISTRIBUTION

Steel Distribution reported earned revenue of $47.4 million, a 14 percent increase from $41.5 million in earned revenue for the three months ended March 31, 1997. Income from operations increased 6.8 percent to $3.5 million for the current quarter from $3.3 million for the same period in 1997. General Steel Corporation, an acquisition made during the first quarter of 1997, made a significant contribution to the increase realized in income from operations. Additionally, all of the Steel Distribution operations contributed to the improvements realized in earned revenue during the first quarter of 1998 when compared with the same period in 1997. S,G&A expense as a percentage of earned revenue dropped slightly to 7.4 percent from 7.8 percent for the period ended March 31, 1997.

OTHER

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

The Company initiated a review of its software systems in 1997 in view of the fact that certain systems will not properly recognize dates after the year 1999, which could cause those systems to produce invalid results. This is commonly referred to as "the Year 2000 problem." The Company has substantially completed the assessment phase of all major systems and, in some cases, has made the required changes. Based upon the results of the work done to date, the Company believes that the remaining work will be completed in a timely manner and that the overall cost of such work will not be material. The Company expenses such costs when incurred. There can be no assurance, however, that further analysis of the Company's systems, customers and outside vendors will not identify additional issues which could change the Company's present assessment of the cost of addressing this issue.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998, the Company's primary sources of liquidity were cash and cash equivalents and proceeds from the revolving credit facility which were used for investing activities and to fund the growth in working capital. Working capital increased $11.9 million from $86.2 million on December 31, 1997 to $98.1 million currently. On March 31, 1998, cash and cash equivalents were $11.1 million compared with $12 million on December 31, 1997.

Net cash utilized by operating activities of $7.3 million decreased by $4.6 million when compared with the same period in 1997. Changes in operating assets and liabilities, primarily accounts payable and costs, estimated profits and billings (net), accounted for the decrease in net cash outflows. The changes in operating assets and liabilities from period to period are affected by the mix, stage of completion and commercial terms of contracts.

Net cash utilized by investing activities of $3 million for the period ended March 31, 1998 was primarily for capital expenditures. These expenditures consisted primarily of plant machinery and equipment and construction on the new structural steel fabricating facility in Eloy, Arizona.

This facility began operating in April 1998. Cash utilized by investing activities of $7.3 million during the first quarter of 1997 was primarily for the acquisition of General Steel Corporation. The Company intends to continue to evaluate and selectively pursue opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses. The Company expects that any such acquisitions will be financed from cash on hand or available funds under the Company's revolving credit facility.

Cash provided by financing activities was primarily from proceeds from the revolving credit facility. The Company paid cash dividends of $1.1 million ($0.15 per share) during the period ended March 31, 1998. Cash dividends of $958,000 ($0.138 per share) were paid during the same period in 1997. On May 7, 1998 the board of directors declared a two for one stock split in the form of a stock dividend distributable on June 26, 1998 to shareholders of record June 12, 1998. The board also declared a quarterly dividend of $.15 per share on all shares, including those issued as a result of the split of common stock, payable June 26, 1998 to shareholders of record on June 12, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $40.0 million unsecured revolving credit facility which matures December 31, 1999. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On May 11, 1998, $23.5 million of borrowings and $7.8 million of stand-by letters of credit were outstanding under this credit facility.

FORWARD-LOOKING STATEMENTS

Any of the comments in this quarterly report that refer to the Company's estimated or future results, margins on existing or future projects, long-term profitability and demand and growth trends for Pitt-Des Moines, Inc., are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. The Company's estimates of future performance depend on, among other things, the likelihood of receiving certain new awards. While these estimates are based on the good faith judgment of management, these estimates frequently change based on new facts which become available. In addition, the timing of receipt of revenue by the Company from engineering and construction projects can be affected by a number of factors outside the control of the Company. The Company's businesses are also subject to fluctuations in demand and to changing global economic and political conditions which are beyond the control of the Company and may cause actual results to differ from the forward-looking statements contained in this annual report.

These forward-looking statements represent the Company's judgment only as of the date of this quarterly report. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                          Part II - Other Information


Item 1.  Legal Proceedings

         Refer to Part I Item 1, Notes C and D of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

         Exhibit 27.1 - Current Financial Data Schedule for the three months ended March 31, 1998.

         Exhibit 27.2 - Restated Financial Data Schedule for the prior three months ended March 31, 1997.

    (b)  Reports on Form 8-K.

         Item 5. Other Events

         A Form 8-K dated March 20, 1998, was filed to report the Company's plan to appeal the fine imposed by the United States District Court for the Eastern District of Illinois in the trial related to the November 1993 accident at the United States Postal Service building in Chicago, Illinois.

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



                                     Pitt-Des Moines, Inc.
                                     -------------------------------
                                        (Registrant)



                                     Principal Executive Officer:



Date:  May 14, 1998                  By: /s/  Wm. W. McKee
                                         -----------------------------
                                           Wm. W. McKee
                                           (President and
                                           Chief Executive Officer)



                                     Principal Financial Officer:



Date:  May 14, 1998                  By: /s/  R. A. Byers
                                         ----------------------------
                                           R. A. Byers
                                           (Vice President
                                         Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
-------

27.1         Current Financial Data Schedule for the three months ended
             March 31, 1998.

27.2 Restated Financial Data Schedule for the prior three months ended March 31, 1997.