Form 10-Q
period 1998-06-30
PITT DES MOINES INC
filed 1998-08-14
CIK 78853

===============================================================================

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                                (281) 774-2200
             (Registrant's Telephone Number, including Area Code)

                             ____________________

  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

  On June 30, 1998,  7,226,290 shares of Common Stock were outstanding.


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

                         Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)


                                                     Three months ended        Six months ended
                                                           June 30,                 June 30,
                                                   ----------------------    ----------------------
(in thousands, except per share amounts               1998         1997         1998         1997
                                                   ---------    ---------    ---------    ---------
Earned revenue                                     $ 140,188    $ 119,235    $ 263,558    $ 228,816
Cost of earned revenue                              (118,983)    (101,763)    (223,278)    (197,240)
                                                   ---------    ---------    ---------    ---------
     Gross profit from operations                     21,205       17,472       40,280       31,576
Selling, general and administrative expenses         (14,039)     (11,430)     (25,591)     (22,122)
                                                   ---------    ---------    ---------    ---------
     Income from operations                            7,166        6,042       14,689        9,454

Other income/(expense):
     Interest income                                     203          159          342          353
     Interest expense                                   (479)        (160)        (743)        (232)
     Gain on sale of assets                                9           16           27           53
     Miscellaneous, net                                  (95)        (185)        (692)        (311)
                                                   ---------    ---------    ---------    ---------
                                                        (362)        (170)      (1,066)        (137)
                                                   ---------    ---------    ---------    ---------
     Income before income taxes                        6,804        5,872       13,623        9,317
Income taxes                                          (2,654)      (2,302)      (5,305)      (3,646)
                                                   ---------    ---------    ---------    ---------
     Net income                                    $   4,150    $   3,570    $   8,318    $   5,671
                                                   =========    =========    =========    =========
Per common share:
     Earnings per share                            $    0.59    $    0.51    $    1.18    $    0.81
     Earnings per share assuming dilution          $    0.55    $    0.50    $    1.13    $    0.80
Shares used to calculate:  (in thousands)
     Earnings per share                                7,067        6,997        7,050        6,981
     Earnings per share - assuming dilution            7,531        7,091        7,364        7,068

Cash dividend                                      $    0.15     $  0.138    $    0.30    $   0.275

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                             $ 110,096    $  99,344
     Net income                                                                  8,318        5,671
     Dividends paid                                                             (2,186)      (1,920)
     Other                                                                         207          125
                                                                             ---------    ---------
                                                                             $ 116,435    $ 103,220
                                                                             =========    ==========

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition


                                                    June 30, December 31,
                                                      1998       1997
                                                    --------   --------
(in thousands)                                     (Unaudited)

Assets

Current Assets

     Cash and cash equivalents                       $ 14,852   $ 12,037
     Accounts receivable including retentions
     (less allowances:  1998-$547; 1997-$1,059)        96,320     78,216
     Inventories                                       23,713     26,236
     Costs and estimated profits in excess
      of billings                                      45,364     46,493
     Deferred income taxes                              4,527      4,527
     Prepaid expenses                                   1,468      1,086
                                                    --------   --------
       Total Current Assets                          186,244    168,595

Other Assets                                           8,767       7,793

Goodwill                                               6,116       6,172

Property, Plant and Equipment
     Land                                              7,612       7,611
     Buildings                                        43,815      41,630
     Machinery and equipment                          74,520      69,972
                                                    --------    --------
                                                     125,947     119,213
Allowances for depreciation                          (72,969)    (70,349)
                                                    --------    --------
     Net Property, Plant and Equipment                52,978      48,864
                                                    --------    --------
Total Assets                                        $254,105    $231,424
                                                    ========    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition

                                                            June 30,     December 31,
                                                              1998           1997
                                                            --------     ------------
(in thousands)                                             (Unaudited)
Liabilities

Current Liabilities
    Accounts payable                                         $ 29,622        $ 48,811
    Accrued compensation, related taxes and benefits           13,785          12,492
    Other accrued expenses                                      4,807           2,283
    Billings in excess of costs and estimated profits          25,602           9,906
    Income taxes                                                1,223           2,889
    Casualty and liability insurance                            7,121           6,041
                                                             --------        --------
       Total Current Liabilities                               82,160          82,422

Revolving Credit Facility                                      26,500          11,000

Deferred Income Taxes                                           5,802           5,802

Minority Interest                                               3,223           2,537

Contingencies and Commitments

Stockholders' Equity

    Preferred stock - par value $.01 per share;
     authorized 3,000,000 shares; issued - none
    Common stock - no par value; authorized
     15,000,000 shares; issued 8,946,468 shares                33,549          33,549
    Retained earnings                                         116,435         110,096
                                                             --------        --------
                                                              149,984         143,645
    Treasury stock at cost
     (1998-1,720,178 shares; 1997-1,933,094 shares)           (13,564)        (13,982)
                                                             --------        --------
       Total Stockholders' Equity                             136,420         129,663
                                                             --------        --------
Total Liabilities and Stockholders' Equity                   $254,105        $231,424
                                                             ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                       --------------------
(in thousands)                                           1998         1997
                                                       --------     -------
Cash Flow From Operating Activities
 Net income                                            $  8,318     $ 5,671
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
   Depreciation                                           3,112       3,082
   Gain on sale of assets                                   (27)        (53)
   Minority interest, net of dividends paid                 686         (46)
   Other non-cash (credits) debits, net                   1,250        (120)
 Change in operating assets and liabilities
  (using) providing cash:
   Accounts receivable                                  (18,104)     (3,478)
   Inventories                                            2,523       2,777
   Prepaid expenses                                        (382)     (1,095)
   Costs, estimated profits and billings, net            16,825      (6,997)
   Accounts payable                                     (19,189)     (5,295)
   Accrued liabilities                                    3,147       1,162
   Income taxes                                          (1,666)        (52)
                                                       --------     -------
 Net cash utilized by operating activities               (3,507)     (4,444)

Cash Flows from Investing Activities
 Capital expenditures                                    (7,281)     (2,359)
 Proceeds from sale of assets                                82         137
 Acquisitions, net of cash acquired                           -      (8,342)
 Change in investments and other assets                    (418)      1,018
                                                       --------     -------
 Net cash utilized by investing activities               (7,617)     (9,546)

Cash Flows from Financing Activities
 Proceeds from revolving credit facility                 15,500       9,000
 Dividends paid                                          (2,186)     (1,920)
 Other                                                      625         340
                                                       --------     -------
 Net cash provided by financing activities               13,939       7,420
                                                       --------     -------
 (Decrease) increase in cash and cash equivalents         2,815      (6,570)
 Cash and cash equivalents at beginning of year          12,037      16,815
                                                       --------     -------
Cash and cash equivalents at end of period             $ 14,852     $10,245
                                                       ========     =======

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The December 31, 1997 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), is effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in stockholders' equity except those resulting from investments and distributions to owners. The Company has had no significant reportable transactions under the provisions of SFAS No. 130 for the periods reported.

Software Costs

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are capitalized and amortized over the estimated useful life of the software. Prior to the adoption of SOP 98-1, software costs were expensed as incurred. Restatement of prior-year financial statements was not permitted. The adoption of SOP 98-1 did not have a material impact on the Corporation's financial position or results of operations.

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

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) is effective in years starting after June 15, 1999. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company does not currently utilize derivatives or engage in hedging activities; therefore, management does not anticipate that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

Note B.   Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                             Three months        Six months
                                            ended June 30,     ended June 30,
                                            ---------------   ----------------
                                             1998     1997      1998     1997
                                            ------   ------   --------  ------

(in thousands, except per share amounts)
Numerator:
Net income                                  $4,150   $3,570   $  8,318  $5,671
                                            ======   ======   ========  ======

Denominator:
Weighted-average shares                      7,067    6,997      7,050   6,981
Employee stock options                         464       94        314      87
                                            ------   ------   --------  ------
Weighted-average shares-assuming dilution    7,531    7,091      7,364   7,068
                                            ======   ======   ========  ======

Earnings per share                          $ 0.59   $ 0.51   $   1.18  $ 0.81
                                            ======   ======   ========  ======

Earnings per share-assuming dilution        $ 0.55   $ 0.50   $   1.13  $ 0.80
                                            ======   ======   ========  ======

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:

                                                 June 30,    December 31,
(in thousands)                                    1998           1997
                                                ---------      ---------
Costs incurred on uncompleted contracts         $ 672,833      $ 679,157
Estimated profits                                  91,771         91,177
                                                ---------      ---------
                                                  764,604        770,334
Less:  Billings to date                          (744,842)      (733,747)
                                                ---------      ---------
                                                $  19,762      $  36,587
                                                =========      =========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                       June 30,   December 31,
(in thousands)                                           1998         1997
                                                       --------   ------------
Costs and estimated profits in excess of billings      $ 45,364     $46,493
Billings in excess of costs and estimated profits       (25,602)     (9,906)
                                                       --------     -------
                                                       $ 19,762     $36,587
                                                       ========     =======

Included in costs and estimated profits in excess of billings on uncompleted contracts was approximately $6.5 million at June 30, 1998 and December 31, 1997, relating to an unapproved change order arising from a dispute over design and specification changes.

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

Note D.   Contingencies

As previously reported, on November 3, 1993, an accident occurred at the construction site of a new United States Post Office in Chicago where the Company was in the process of erecting the steel structure of the building. Two men were killed and five seriously injured when a portion of the erected steel collapsed. Various personal injury claims had been asserted against the Company, and others, as a result of the accident (the "Personal Injury Cases"). By December 31, 1996, the Company's insurance carriers settled all of the claims against the Company in the Personal Injury Cases in which the Company was a defendant without the Company incurring any additional cost.

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

The Company is participating as a potentially responsible party (PRP) at three different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1997 and during the six months ended June 30, 1998, have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997.

The Company reported net income of $4.2 million, or $0.55 per share, on earned revenue of $140.2 million for the quarter ended June 30, 1998. During the quarter ended June 30, 1998, $1.8 million of compensation expense was recognized under an incentive stock plan. Excluding the impact of the charge, net income would have been $5.2 million, or $0.69 per share. These results compare with net income of $3.6 million, or $.50 per share, on earned revenue of $119.2 million for the quarter ended June 30, 1997.

ENGINEERING AND CONSTRUCTION

The Engineering and Construction segment reported a 25 percent increase in earned revenue from $69.8 million to $86.9 million for the second quarter of 1998. Income from operations increased $1.3 million from $4.4 million a year ago to $5.7 million for the current quarter. Performance of contracts related to Liquid and Cryogenic Storage, Water Storage, and Steel Bridges accounted for the majority of the increases in both earned revenue and income from operations. Selling, general and administrative (S,G&A) expense as a percentage of earned revenue improved nearly one percentage point, decreasing to 7.4 percent from 8.3 percent for the period ended June 30, 1997. New awards rose $22.8 million, or 33 percent, to $91.6 million for the quarter ended June 30, 1998 compared with $68.8 million for the comparable period of 1997. The growth in new awards resulted in a strong backlog level of $268.1 million at June 30, 1998 versus $196.5 million at June 30, 1997. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at June 30, 1998, was approximately $6.5 million relating to an unapproved change order arising from a dispute over design and specification changes.

STEEL DISTRIBUTION

Steel Distribution reported earned revenue of $54.2 million, an 11 percent increase from $48.9 million in earned revenue for the three months ended June 30, 1997. Income from operations decreased 4 percent to $4.5 million for the current quarter from $4.7 million for the same period in 1997. S,G&A expense as a percentage of earned revenue dropped to 6.5 percent from 7.1 percent for the period ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

The Company reported net income of $8.3 million, or $1.13 per share, on earned revenue of $263.6 million for the six months ended June 30, 1998. During the six months ended June 30, 1998, $1.8 million of compensation expense was recognized under an incentive stock plan. Excluding the impact of the charge, net income would have been $9.4 million, or $1.27 per share. These results compare with net income of $5.7 million, or $.80 per share, on earned revenue of $228.8 million for the six months ended June 30, 1997.

ENGINEERING AND CONSTRUCTION

The Engineering and Construction segment reported a 22 percent increase in earned revenue from $134.2 million to $163.8 million for the first half of 1998. Income from operations increased $5.2 million from $7.0 million a year ago to $12.3 million for the first six months of 1998. Performance of contracts related to Liquid and Cryogenic Storage, Water Storage, and Steel Bridges accounted for the majority of the increases in both earned revenue and income from operations. Selling, general and administrative (S,G&A) expense as a percentage of earned revenue dropped to 7.5 percent from 8.1 percent for the period ended June 30, 1998. New awards of $180.8 million, for the first half of 1998, increased $18.6 million from $162.2 million for the first six months of 1997.

STEEL DISTRIBUTION

Steel Distribution reported earned revenue of $101.5 million, a 12 percent increase from $90.4 million in earned revenue for the six months ended June 30, 1997. Increased steel service center volumes coupled with incremental revenues from General Steel Corporation, an acquisition completed during the first quarter of 1997, contributed to the improvement in earned revenue. Income from operations increased 1 percent to $8.0 million for the first six months of 1998. S,G&A expense as a percentage of earned revenue improved to 6.9 percent from 7.5 percent for the comparable period of the prior year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER (Continued)

The Company initiated a review of its software systems in 1997 in view of the fact that certain systems will not properly recognize dates after the year 1999, which could cause those systems to produce invalid results. This is commonly referred to as "the Year 2000 problem". The company has substantially completed the assessment phase of all major systems and, in some cases, has made the required changes. Based upon the results of the work done to date, which is expensed as incurred, the Company believes that the remaining work will be completed in a timely manner and that the overall cost of such work will not be material. There can be no assurance that the estimated cost of addressing this issue will not be negatively impacted by further analysis of the Company's systems, as well as reliance on its customers and outside vendors systems. If the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Company's primary sources of liquidity were proceeds from the revolving credit facility and cash flow generated from operations which were used for investing activities and to fund the growth in working capital. Working capital increased $17.9 million from $86.2 million at December 31, 1997 to $104.1 million currently. On June 30, 1998, cash and cash equivalents were $14.9 million compared with $12.0 million on December 31, 1997.

Net cash utilized by operating activities of $3.5 million decreased by $0.9 million when compared with the same period in 1997. The favorable change in certain operating assets and liabilities, primarily costs, estimated profits and billings (net), partially offset by changes in accounts receivable and accounts payable, accounted for the decrease in net cash outflows. The changes in operating assets and liabilities from period to period are affected by the mix, stage of completion and commercial terms of contracts.

Net cash utilized by investing activities of $7.6 million for the six months ended June 30, 1998 was primarily for capital expenditures. These expenditures consisted primarily of plant machinery and equipment and construction of the new structural steel fabricating facility in Eloy, Arizona, which began operating in April 1998.

Cash utilized by investing activities of $9.5 million during the first half of 1997 related primarily to the acquisition of General Steel Corporation. The Company intends to continue to evaluate and selectively pursue opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses. The Company expects that any such acquisitions will be financed from cash on hand or available funds under the Company's revolving credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash provided by financing activities consisted primarily of proceeds from the revolving credit facility. The Company paid cash dividends of $2.2 million, or $0.30 per share, and $1.9 million, or $0.275 per share, during the six months ended June 30, 1998, and 1997, respectively.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $40.0 million unsecured revolving credit facility which matures December 31, 1999. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On August 11, 1998, $26.5 million of borrowings and $7.8 million of stand-by letters of credit were outstanding under this credit facility.

FORWARD-LOOKING STATEMENTS

Any of the comments in this quarterly report that refer to the Company's estimated or future results, margins on existing or future projects, long-term profitability and demand and growth trends for Pitt-Des Moines, Inc., are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. The Company's estimates of future performance depend on, among other things, the likelihood of receiving certain new awards. While these estimates are based on the good faith judgment of management, these estimates frequently change based on new facts which become available. In addition, the timing of receipt of revenue by the Company from engineering and construction projects can be affected by a number of factors outside the control of the Company. The Company's businesses are also subject to fluctuations in demand and to changing global economic and political conditions which are beyond the control of the Company and may cause actual results to differ from the forward-looking statements contained in this quarterly report.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 7, 1998, the Company held its annual stockholders meeting. Only holders of common stock of record at the close of business on March 16, 1998 were entitled to notice of and to vote at the Annual Meeting. As of that date, the Company had outstanding 3,524,687 shares of common stock. The three matters voted upon at the Annual Meeting were the election of three directors, the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1998, and approval of the Pitt-Des Moines, Inc. Long Term Incentive Stock Plan of 1997.

          Each of the Company's nominees for director was reelected at the Annual Meeting. The total number of votes cast for the election of directors was 3,080,682. Following is a separate tabulation with respect to each director:

                                    Votes For      Votes Withheld
                                    ---------      --------------

            W. R. Jackson, Jr.      2,829,546          251,136
            A. J. Paddock           2,746,392          334,290
            P. J. Townsend          2,829,805          250,877

         The total number of votes cast for the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1998, was 3,080,682 with 3,036,611 votes for, 42,753 votes against and 1,318 votes abstained.

         The total number of votes cast for the ratification of approval of the Pitt-Des Moines, Inc. Long Term Incentive Stock Plan of 1997 was 2,790,831 with 1,969,783 votes for, 764,767 votes against and 56,281 votes abstained.

         There were no broker non-votes with respect to the three matters voted upon.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         (10) - Material Contracts.

                10.1 Long Term Incentive Stock Plan of 1997, effective November 6, 1997 (filed herewith)

         (27) - Financial Data Schedule.

     (b) Reports on Form 8-K.

         There have been no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.

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



                                     Pitt-Des Moines, Inc.
                                     -------------------------------
                                              (Registrant)



                                     Principal Executive Officer:



Date:  August 13, 1998               By: /s/ Wm. W. McKee
                                         -----------------------------
                                             Wm. W. McKee
                                            (President and
                                         Chief Executive Officer)



                                     Principal Financial Officer:



Date:  August 13, 1998               By: /s/ R. A. Byers
                                         -----------------------------
                                             R. A. Byers
                                           (Vice President
                                         Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
-------

 10.1      Long Term Incentive Stock Plan of 1997, effective November 6, 1997
             (filed herewith)

 27        Financial Data Schedule.