Form 10-Q
period 1998-09-30
PITT DES MOINES INC
filed 1998-11-13
CIK 78853

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

               For the quarterly period ended September 30, 1998

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     On September 30, 1998,  7,245,690 shares of Common Stock were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE

Part I - Financial Information

     Item 1.  Financial statements                                             3

     Item 2.  Management's discussion and analysis of
              financial condition and results of operations                   13

Part II - Other Information

     Item 1.  Legal proceedings                                               18

     Item 6.  Exhibits and reports on Form 8-K                                18


Signatures                                                                    19


Exhibit Index                                                                 20

                        Part I.  Financial Information

Item 1.   Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                        Three months ended       Nine months ended
                                                           September 30,           September 30,
                                                      ---------------------    ----------------------
(in thousands, except per share amounts)                 1998        1997         1998         1997
                                                      ---------    --------    ---------    ---------
Earned revenue                                        $ 154,777    $114,662    $ 418,335    $ 343,478
Cost of earned revenue                                 (133,388)    (98,969)    (356,666)    (296,209)
                                                      ---------    --------    ---------    ---------
     Gross profit from operations                        21,389      15,693       61,669       47,269
Selling, general and administrative expenses            (12,891)    (10,499)     (38,482)     (32,621)
                                                      ---------    --------    ---------    ---------
     Income from operations                               8,498       5,194       23,187       14,648

Other income/(expense):
     Interest income                                        115         179          457          532
     Interest expense                                      (484)       (196)      (1,227)        (428)
     Gain on sale of assets                                  23         332           50          385
     Miscellaneous, net                                     349        (201)        (343)        (512)
                                                      ---------    --------    ---------    ---------
                                                              3         114       (1,063)         (23)
                                                      ---------    --------    ---------    ---------
     Income before income taxes                           8,501       5,308       22,124       14,625
Income taxes                                             (3,328)     (2,110)      (8,633)      (5,756)
                                                      ---------    --------    ---------    ---------
     Net income                                       $   5,173    $  3,198    $  13,491    $   8,869
                                                      =========    ========    =========    =========
Per common share:
     Earnings per share                               $    0.73    $   0.46    $    1.91    $    1.27
     Earnings per share--assuming dilution            $    0.69    $   0.45    $    1.82    $    1.25
     Shares used to calculate:  (in thousands)
     Earnings per share                                   7,085       7,017        7,062        6,993
     Earnings per share--assuming dilution                7,513       7,150        7,414        7,095

Cash dividend                                         $    0.15    $  0.138    $    0.45    $   0.413

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                               $ 110,001    $  99,344
     Net income                                                                   13,491        8,869
     Dividends paid                                                               (3,272)      (2,885)
     Other                                                                          (107)         173
                                                                               ---------    ---------
                                                                               $ 120,113    $ 105,501
                                                                               =========    =========

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition


                                                September 30, December 31,
                                                     1998        1997
                                                ------------- ------------
(in thousands)                                   (Unaudited)

Assets

Current Assets

    Cash and cash equivalents                       $ 15,926   $ 12,037
    Accounts receivable including retentions
    (less allowances:  1998-$545; 1997-$1,059)        92,113     78,216
    Inventories                                       21,814     26,236
    Costs and estimated profits in excess
     of billings                                      53,742     46,493
    Deferred income taxes                              4,527      4,527
    Prepaid expenses                                   2,918      1,086
                                                    --------   --------

       Total Current Assets                          191,040    168,595


Other Assets                                           8,650       7,793

Goodwill                                               6,637      6,172

Property, Plant and Equipment
    Land                                               7,611       7,611
    Buildings                                         44,161      41,630
    Machinery and equipment                           79,310      69,972
                                                    --------    --------
                                                     131,082     119,213
Allowances for depreciation                          (74,218)    (70,349)
                                                    --------    --------
    Net Property, Plant and Equipment                 56,864      48,864
                                                    --------    --------
Total Assets                                        $263,191    $231,424
                                                    ========    ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition

                                                             September 30,   December 31,
                                                                 1998            1997
                                                            --------------   -------------
(in thousands)                                               (Unaudited)
Liabilities

Current Liabilities
    Accounts payable                                            $ 34,002        $ 48,811
    Accrued compensation, related taxes and benefits              11,286          12,492
    Other accrued expenses                                         3,841           2,283
    Billings in excess of costs and estimated profits             18,014           9,906
    Income taxes                                                   4,933           2,889
    Casualty and liability insurance                               8,290           6,041
                                                                --------        --------
       Total Current Liabilities                                  80,366          82,422

Revolving Credit Facility                                         32,000          11,000

Deferred Income Taxes                                              5,834           5,802

Minority Interest                                                  2,267           2,537

Contingencies and Commitments

Stockholders' Equity

    Preferred stock - par value $.01 per share;
     authorized 3,000,000 shares; issued - none
    Common stock - no par value; authorized
     15,000,000 shares; issued 8,946,468 shares                   33,549          33,549
    Additional paid-in capital                                     3,565              95
    Retained earnings                                            120,113         110,001
                                                                --------        --------
                                                                 157,227         143,645
    Treasury stock at cost
     (1998-1,700,778 shares; 1997-1,933,094 shares)              (12,301)        (13,982)
    Unearned compensation--restricted stock                       (2,202)            ---
                                                                --------        --------
       Total Stockholders' Equity                                142,724         129,663
                                                                --------        --------
Total Liabilities and Stockholders' Equity                      $263,191        $231,424
                                                                ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                        Nine months ended
                                                           September 30,
                                                       --------------------
(in thousands)                                           1998        1997
                                                       --------    --------
Cash Flow From Operating Activities
 Net income                                            $ 13,491    $  8,869
 Adjustments to reconcile net income to net
  cash utilized by operating activities:
   Depreciation                                           4,679       4,381
   Gain on sale of assets                                   (50)       (385)
   Minority interest, net of dividends paid                (270)         99
   Other non-cash (credits) debits, net                   1,500        (240)
 Change in operating assets and liabilities
    (using) providing cash:
   Accounts receivable                                  (13,897)     (8,239)
   Inventories                                            4,422       2,895
   Prepaid expenses                                      (1,832)       (816)
   Costs, estimated profits and billings, net               859      (2,288)
   Accounts payable                                     (14,809)    (11,134)
   Accrued liabilities                                    2,633       2,933
   Income taxes                                           2,044        (711)
                                                       --------    --------
 Net cash utilized by operating activities               (1,230)     (4,636)

Cash Flows from Investing Activities
 Capital expenditures                                   (12,739)     (4,773)
 Proceeds from sale of assets                               112         587
 Acquisitions, net of cash acquired                        (614)     (8,342)
 Change in investments and other assets                    (178)      1,075
                                                       --------    --------
 Net cash utilized by investing activities              (13,419)    (11,453)

Cash Flows from Financing Activities
 Proceeds from revolving credit facility                 21,000      17,000
 Dividends paid                                          (3,272)     (2,885)
 Other                                                      810         538
                                                       --------    --------
 Net cash provided by financing activities               18,538      14,653
                                                       --------    --------
 (Decrease) increase in cash and cash equivalents         3,889      (1,436)
 Cash and cash equivalents at beginning of year          12,037      16,815
                                                       --------    --------
Cash and cash equivalents at end of period             $ 15,926    $ 15,379
                                                       ========    ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The December 31, 1997 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Restricted Stock

The market value of restricted stock at the time of grant is recorded as unearned compensation in a separate component of stockholders' equity and adjusted to current market at each reporting period. Unearned compensation is amortized to expense over the vesting period assuming certain performance criteria are met.

Note B.   Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                              Three months        Nine months
                                                  ended             ended
                                              September 30,      September 30,
                                             ---------------    ---------------
(in thousands, except per share amounts)      1998     1997      1998     1997
                                             ------   ------    ------   ------
Numerator:
Net income                                   $5,173   $3,198    $13,491  $8,869
                                             ======   ======    =======  ======
Denominator:
Weighted-average shares                       7,085    7,017      7,062   6,993
Employee stock options                          428      133        352     102
                                             ------   ------    -------  ------
Weighted-average shares-assuming dilution     7,513    7,150      7,414   7,095
                                             ======   ======    =======  ======
Earnings per share                           $ 0.73   $ 0.46    $  1.91  $ 1.27
                                             ======   ======    =======  ======
Earnings per share-assuming dilution         $ 0.69   $ 0.45    $  1.82  $ 1.25
                                             ======   ======    =======  ======

Note C.   Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:

                                               September 30,    December 31,
(in thousands)                                     1998            1997
                                                ----------       ---------
Costs incurred on uncompleted contracts         $  647,182       $ 679,157
Estimated profits                                   83,795          91,177
                                                ----------       ---------
                                                   730,977         770,334
Less:  Billings to date                           (695,249)       (733,747)
                                                ----------       ---------
                                                $   35,728       $  36,587
                                                ==========       =========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                     September 30,  December 31,
(in thousands)                                           1998          1997
                                                       --------      -------
Costs and estimated profits in excess of billings      $ 53,742      $46,493
Billings in excess of costs and estimated profits       (18,014)      (9,906)
                                                       --------      -------
                                                       $ 35,728      $36,587
                                                       ========      =======

Included in costs and estimated profits in excess of billings on uncompleted contracts was approximately $6.5 million at September 30, 1998 and December 31, 1997, relating to an unapproved change order arising from a dispute over design and specification changes.

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

On October 27, 1998 a three judge panel of the United States Court of Appeals for the Seventh Circuit heard oral argument on the Company's appeal in the OSHA Criminal Proceeding. Management and counsel believe that the Company has significant and meritorious points for sustaining the Company's appeal in the OSHA Criminal Proceeding.

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

The Company is participating as a potentially responsible party (PRP) at three different sites pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that such future costs will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1997 and during the nine months ended September 30, 1998, have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

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

Note F.   Restricted Stock Awards

Under the Long Term Incentive Stock Plan of 1997, the Company may award shares of restricted stock to eligible employees, which prior to vesting, are subject to restrictions on sale or other transfer.

The initial grant of 154,000 restricted shares was effective as of November 6, 1997, subject to approval by the stockholders of the Company, which was obtained on May 7, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.

The Company reported net income of $5.2 million, or $0.69 per diluted share, on earned revenue of $154.8 million for the quarter ended September 30, 1998. These results compare with net income of $3.2 million, or $.45 per share, on earned revenue of $114.7 million for the third quarter of 1997.

ENGINEERING AND CONSTRUCTION

Engineering and Construction posted earned revenue of $100.4 million, representing an increase of $36.5 million, or 57 percent, over the prior year quarter. All product groups experienced growth over the third quarter of 1997. Performance of contracts related to liquid and cryogenic storage and steel bridges accounted for the majority of the increase in earned revenue.

Selling, general and administrative (S,G&A) expense as a percentage of earned revenue improved 1.5 percentage points to 6.3 percent, compared with 7.8 percent in the third quarter of 1997. Income from operations, which benefited from the above mentioned contract performance, rose $2.0 million to $6.6 million for the third quarter.

New awards increased $24.2 million, or 27 percent, to $115.1 million for the quarter ended September 30, 1998. The growth in new awards resulted in a strong backlog level of $287.7 million versus $223.0 million at September 30, 1997. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at September 30, 1998, was approximately $6.5 million relating to an unapproved change order arising from a dispute over design and specification changes.

STEEL DISTRIBUTION

Steel Distribution earned revenue increased $4.1 million, or 8 percent, quarter-to-quarter from $51.0 million to $55.1 million in 1998. Increased steel service center volumes accounted for the growth over the prior year quarter.

S,G&A expense as a percentage of earned revenue decreased to 6.4 percent from
6.9 percent for the comparable period of 1997. Income from operations rose 23 percent to $5.2 million from $4.2 million in the prior year. Higher volumes coupled with lower operating expenses as a percentage of earned revenue contributed to the growth in income from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

The Company reported net income of $13.5 million, or $1.82 per diluted share, on earned revenue of $418.3 million for the nine months ended September 30, 1998. Excluding the impact of $2.1 million of compensation expense recognized under an incentive stock plan, net income would have been $14.8 million, or $1.99 per share. These results compare with net income of $8.9 million, or $1.25 per share, on earned revenue of $343.5 million for the nine months ended September 30, 1997.

ENGINEERING AND CONSTRUCTION

Engineering and Construction earned revenue increased $66.2 million, or 33 percent, to $264.1 million for the first nine months of 1998. All product groups experienced growth over the comparable period of 1997. Performance of contracts related to liquid and cryogenic storage and steel bridges contributed the majority of the increase in earned revenue.

S,G&A expense as a percentage of revenue improved nearly one percentage point, decreasing to 7.1 percent from 8.0 percent in 1997. Income from operations increased $7.3 million, or 63 percent, to $18.9 million for the nine months ended September 30, 1998. Performance of the above mentioned contracts, improved gross margins and lower S,G&A expense as a percentage of earned revenue accounted for the growth in income from operations.

New awards rose $42.8 million, or 17 percent, to $295.9 million for the first nine months of 1998.

STEEL DISTRIBUTION

Steel Distribution earned revenue increased $15.3 million, or 11 percent, to $156.7 million for the nine months ended September 30, 1998. Increased steel service center volumes coupled with incremental revenues from General Steel Corporation, an acquisition completed during the first quarter of 1997, contributed to the growth in earned revenue.

S,G&A expense as a percentage of earned revenue improved to 6.7 percent from 7.2 percent for the comparable period of 1997. Income from operations increased 8 percent to $13.2 million for the first nine months of 1998. Higher volumes and lower S,G&A expense as a percentage of earned revenue, accounted for the growth in income from operations.

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

YEAR 2000

The Company initiated a review of its software systems in 1997 in view of the fact that certain systems will not properly recognize dates after the year 1999, which could cause those systems to produce invalid results. This is commonly referred to as "the Year 2000 problem".

The Company has completed the assessment phase of all major information technology systems. The majority of these systems, including software applications, have been updated through the normal course of upgrades and program maintenance. The remaining systems have been assessed with remediation and testing plans scheduled to conclude by the third quarter of 1999.

The Company has substantially completed the assessment phase of operating equipment which utilizes non-information technology systems, typically embedded technology such as micro controllers. In some cases the Company has either made the required changes or determined the equipment is already in compliance. The majority of the remaining systems have been assessed with remediation and testing plans scheduled to conclude by the third quarter of 1999.

The Company has contacted its significant suppliers and financial institutions but has not yet determined the status of their Year 2000 compliance. Management continues to evaluate what impact the failure of these organizations to become Year 2000 compliant could have on the Company's consolidated financial position or results of operations.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to effectively operate some of its business operations. In addition, disruptions in the general economy resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue, as a result of the Company's incompliance or an economic slowdown, cannot be reasonably estimated.

The Company is currently evaluating contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in the first quarter of 1999 and finalize such plans if necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Company's primary sources of liquidity were proceeds from the revolving credit facility and cash flow generated from operations which were used for investing activities and to fund the growth in working capital. Working capital increased $24.5 million from $86.2 million at December 31, 1997 to $110.7 million at September 30, 1998. On September 30, 1998, cash and cash equivalents were $15.9 million compared with $12.0 million on December 31, 1997.

Net cash utilized by operating activities of $1.2 million decreased by $3.4 million when compared with the same period in 1997. An increase in net income coupled with the favorable change in certain operating assets and liabilities accounted for the decrease in net cash outflows. The changes in operating assets and liabilities from period to period are affected by the mix, stage of completion and commercial terms of contracts.

Net cash utilized by investing activities of $13.4 million for the nine months ended September 30, 1998 was primarily for capital expenditures. These expenditures consisted of plant machinery and equipment and construction of a new structural steel fabricating facility in Eloy, Arizona, which began operating in April 1998.

Cash utilized by investing activities of $11.5 million during the first nine months of 1997 related primarily to the acquisition of General Steel Corporation. The Company intends to continue to evaluate and selectively pursue opportunities for growth or expansion of its business through investment in, or acquisition of complementary businesses. The Company expects that any such acquisitions will be financed from cash on hand or available funds under the Company's revolving credit facility.

Cash provided by financing activities consisted primarily of proceeds from the revolving credit facility. The Company paid cash dividends of $3.3 million, or $0.45 per share, and $2.9 million, or $0.413 per share, during the nine months ended September 30, 1998, and 1997, respectively.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $40.0 million unsecured revolving credit facility which matures December 31, 1999. This facility contains an annual option to renew for an additional one-year period, subject to lender approval. On November 10, 1998, $32.0 million of borrowings and $7.7 million of stand-by letters of credit were outstanding under this credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING STATEMENTS

Any of the comments in this quarterly report that refer to the Company's estimated or future results, margins on existing or future projects, long-term profitability, Year 2000 issues and demand and growth trends for Pitt-Des Moines, Inc., are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. The Company's estimates of future performance depend on, among other things, the likelihood of receiving certain new awards. While these estimates are based on the good faith judgment of management, these estimates frequently change based on new facts which become available. In addition, the timing of receipt of revenue by the Company from engineering and construction projects can be affected by a number of factors outside the control of the Company. The Company's businesses are also subject to fluctuations in demand and to changing global economic and political conditions which are beyond the control of the Company and may cause actual results to differ from the forward-looking statements contained in this quarterly report.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
            (27) Financial Data Schedule.

     (b)  Reports on Form 8-K.
          There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Pitt-Des Moines, Inc.
                                     ---------------------
                                         (Registrant)



                                     Principal Executive Officer:



Date:  November 13, 1998             By: /s/ Wm. W. McKee
                                         -----------------------------
                                                 Wm. W. McKee
                                               (President and
                                            Chief Executive Officer)



                                     Principal Financial Officer:



Date:  November 13, 1998             By: /s/   R. A. Byers
                                         ----------------------------
                                                R. A. Byers
                                              (Vice President
                                           Finance and Treasurer)

                                 EXHIBIT INDEX

 Exhibit
 Number
 -------
   27     Financial Data Schedule