Form 10-K
period 1998-12-31
PITT DES MOINES INC
filed 1999-03-31
CIK 78853

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
   (Mark One)
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM      TO

                         Commission file number 1-5259

                             PITT-DES MOINES, INC.
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                    25-0729430
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

1450 LAKE ROBBINS DRIVE, SUITE 400, THE WOODLANDS, TEXAS            77380
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 281-765-4600
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
YES  X       NO
    ---        ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES WAS AT LEAST $87,666,729 ON FEBRUARY 26, 1999, BASED UPON THE AVERAGE BETWEEN THE HIGHEST AND LOWEST SALES PRICES OF THE REGISTRANT'S COMMON STOCK AS REPORTED IN THE CONSOLIDATED TRANSACTIONS REPORTING SYSTEM.

     COMMON STOCK OUTSTANDING AS OF FEBRUARY 26, 1999.......7,245,916 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:

     CERTAIN PORTIONS OF THE DOCUMENTS OF THE REGISTRANT LISTED BELOW HAVE BEEN INCORPORATED BY REFERENCE INTO THE INDICATED PARTS OF THIS ANNUAL REPORT ON FORM 10-K:

     PROXY STATEMENT ANTICIPATED TO BE DATED MARCH 31, 1999...................
        PART III, ITEMS 10-13

     ANNUAL REPORT TO STOCKHOLDERS FOR FISCAL YEAR ENDED DECEMBER 31, 1998....
        PART I AND PART II

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Pitt-Des Moines, Inc. and its subsidiaries ("PDM" or the "Company") began conducting business in 1892 and was incorporated in Pennsylvania on February 14, 1916. The Company's principal executive offices are located at 1450 Lake Robbins Drive, Suite 400, The Woodlands, Texas 77380, telephone number (281) 765-4600.

PDM is a diversified engineering and construction company, and a distributor of a broad range of carbon steel products. The Company currently operates in two business segments: Engineering and Construction, and Steel Distribution. The Engineering and Construction segment specializes in the engineering and design, procurement, fabrication, erection and rehabilitation of steel products including liquid and cryogenic storage and processing systems, water storage systems, bridges and buildings. The Steel Distribution segment processes and distributes a full line of heavy carbon steel products and manufactures and markets corrugated metal culvert pipe and accessories.

A summary of the Company's products and services by business segment is set forth below.

ENGINEERING AND CONSTRUCTION

In March of 1998, we opened a new steel fabricating facility in Eloy, Arizona. This new facility doubles our capacity and increases our capabilities in the California, Arizona and Nevada construction markets.

  We acquired the remaining interest in Tecnologia de Almacenamiento Industrial, TAI, S.A. (TAISA) an engineering and construction company located in Caracas, Venezuela.

  We also expanded our Palatka, Florida fabrication facility, enhancing our ability to respond to opportunities in the East Coast bridge market.

The Engineering and Construction business provides:

  a) The capability to design, fabricate and erect oil and chemical storage tanks used for storing crude oil, petroleum, gasoline and other petroleum derivatives and chemicals. We have developed and patented certain systems, parts and sealing devices which help to reduce the hazards of fire and explosion from the stored products, as well as to decrease air pollution and vapor loss. Additionally, we fabricate and erect various vessels used in the processing of a variety of oil and chemical products. The oil and chemical tanks, sealing devices and process vessels are produced principally for the petroleum, petrochemical, chemical and food processing industries as well as government agencies.

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

STEEL DISTRIBUTION

The Company's Steel Distribution segment operates eight steel service centers and three culvert facilities located in the West and Midwest regions of the United States. During 1998, the Company completed the conversion of an existing PDM facility in Des Moines, Iowa into a steel distribution center to serve a growing Midwest market. The Company also broke ground on a new steel service center in Woodland, Washington. This new facility will open in April of 1999 and will serve Portland, Seattle and the entire Pacific Northwest.

  In early 1999, the Company acquired the remaining interest in Oregon Culvert Company, Inc., which operated facilities in Washington and Oregon.

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

OTHER

Several large companies compete nationally in some product lines with the Company and there are several local and regional companies that compete in certain product lines in specific geographic areas. The majority of the Company's business is secured through open competitive bidding or through direct negotiations with industry or government agencies. Competition is based primarily on performance including the ability to provide design, engineering and on-site field construction services in a cost-effective and timely manner. The Steel Distribution Segment's volume of business is based on the price, delivery, credit terms, and first stage preprocessing of products, offered to its customers as well as its reputation.

  The Company's earned revenue was $567 million in 1998, compared with $475 million in 1997 and $468 million in 1996. For further financial information refer to Consolidated Financial Statements contained in PDM's 1998 Annual Report to Stockholders and incorporated herein by reference.

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

  The Company had a backlog of uncompleted contracts of $346 million on December 31, 1998 compared to $252 million on December 31, 1997. Substantially all backlog is expected to be completed during 1999.

  Factors such as the type and scope of operations in progress at any given time, including weather conditions at field sites, create fluctuations in the employment level at PDM. On December 31, 1998, the Company employed 2,479 persons, of which 821 were salaried personnel and 1,658 were hourly personnel.

  Financial information for the Company's two business segments is included in the Business Segment Information Section of PDM's 1998 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 2.  PROPERTIES

Operations of the Company are conducted at both owned and leased properties. In addition, certain owned properties of the Company are leased to third party tenants. The following table indicates each of the Company's facilities by: segment, location, type of facility, year operations began, and square footage of property owned or leased on December 31, 1998:

                                                                  YEAR
                                            TYPE OF            OPERATIONS  SQUARE
LOCATION                                    FACILITY             BEGAN     FOOTAGE

ENGINEERING AND CONSTRUCTION
-------------------------------
Harpersville, Alabama                 Warehouse and office         1996    11,500
Eloy, Arizona                          Fabrication plant           1998   108,450
Fresno, California                         Toolhouse               1963    52,140
Stockton, California              Fabrication plant and office     1987   143,000
Tustin, California                           Office                1996       185
Palatka, Florida                  Fabrication plant and office     1997   148,564
Clive, Iowa                       Fabrication plant and office     1955   176,540
Des Moines, Iowa                           Toolhouse               1900    29,000
Pittsburgh, Pennsylvania              Office and toolhouse         1927    98,780
Warren, Pennsylvania                   Fabrication plant           1959   125,960
Franklin, Tennessee                        Toolhouse               1977    28,220
Conroe, Texas (1)                            Office                1996     1,600
Hitchcock, Texas (2)                       Toolhouse               1994     5,000
The Woodlands, Texas (3)                     Office                1996    32,600
Provo, Utah                            Fabrication plant           1959   154,950
Eau Claire, Wisconsin             Fabrication plant and office     1994   309,500
Wausau, Wisconsin                 Fabrication plant and office     1991   157,000

                                                                      YEAR
                                                TYPE OF            OPERATIONS   SQUARE
LOCATION                                        FACILITY             BEGAN      FOOTAGE

ENGINEERING AND CONSTRUCTION (Cont'd)
-------------------------------------
Port Coquitlam, B.C. Canada (4)                   Office              1997      12,300
Trenton, Ontario, Canada (5)                      Office              1997         800

STEEL DISTRIBUTION
------------------

Fresno, California                       Warehouse and office         1955     112,800
Santa Clara, California                  Warehouse and office         1947     108,530
Stockton, California                     Warehouse and office         1967     191,500
Cedar Rapids, Iowa                       Warehouse and office         1976      66,800
Des Moines, Iowa                         Warehouse and office         1900     109,100
Sparks, Nevada                           Warehouse and office         1974      78,940
Tualatin, Oregon                         Warehouse and office         1973      31,620
Spanish Fork, Utah                       Warehouse and office         1977      74,280
Arlington, Washington (6)                Warehouse and office         1993      13,970
Vancouver, Washington (7)                Warehouse and office         1997     138,600

IDLE HOLDINGS, INCLUDING PLANT AND PROPERTY (8)
-----------------------------------------------

Chicago, Illinois                                 Office              1987      20,800
Des Moines, Iowa                      Fabrication plant and office    1900     230,000
Hilliard, Ohio                        Fabrication plant and office    1971     179,000
Pittsburgh, Pennsylvania                          Office              1927      10,234
Provo, Utah (9)                                   Office              1959      15,731
----------

  (1) Company leases building from outside third party. Lease is month-to-month.
  (2) Company leases land and building from outside third party. Lease will expire July 1, 1999.
  (3) Company leases building from outside third party. Lease will expire August 31, 2006.
  (4) Company leases building from outside third party. Lease will expire November 30, 2002.
  (5) Company leases building from outside third party. Lease is month-to-month.
  (6) Company leases land from outside third party. Lease will expire January 31, 2003.
  (7) Company leases land and building from outside third party. Lease will expire September 1, 1999.
  (8) Company pursues the sale or development of all idle facilities and regularly evaluates similar opportunities for facilities not fully utilized.
  (9) Company is leasing facility to outside third party.

  The properties listed above are utilized by the Company's business segments as indicated. The Company's production capacity is adequate for its present needs. The Company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the Company's business as now conducted.

ITEM 3.  LEGAL PROCEEDINGS

See Contingencies note accompanying the consolidated financial statements contained in PDM's 1998 Annual Report to Stockholders, which note is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding executive officers of the Registrant is presented in
Part III of this report and is incorporated herein by reference.

                                    PART II

Information for Items 5, 6 and 7 is included in PDM's 1998 Annual Report to Stockholders and is incorporated herein by reference (and except for these sections, and sections incorporated herein by reference in Items 1 and 8 of this report, PDM's Annual Report to Stockholders is not deemed to be filed as part of this report):


                                                                        ANNUAL REPORT
                                                                       TO STOCKHOLDERS
ITEM NO.                TITLE                                           SECTION/TITLE
---------------------------------------------------------------------------------------------
ITEM 5.                 Market for Registrant's Common Equity        Common Stock Information
                        and Related Stockholder Matters              included in Stockholders'
                                                                     Reference section

ITEM 6.                 Selected Financial Data                      Five-Year Selected
                                                                     Financial Data

ITEM 7.                 Management's Discussion and Analysis         Management's Discussion
                        of Financial Condition and Results of        and Analysis
                        Operations

ITEM 8.                 Financial Statements and Supplemental Data


The financial statements consisting of Consolidated Statements of Income, Consolidated Statements of Financial Condition, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity, Notes to Consolidated Financial Statements, and Business Segment Information are included in the Consolidated Financial Statements section of PDM's 1998 Annual Report to Stockholders, which is incorporated herein by reference. The report of independent auditors on PDM's consolidated financial statements is contained in the Report of Independent Auditors and Management section of PDM's 1998 Annual Report to Stockholders, which is incorporated herein by reference.

  The unaudited Two Year Quarterly Results of Operations contained in PDM's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (1)

  Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated March 31, 1999 (the "Proxy Statement") which information is incorporated herein by reference.

  The principal executive officers of the Company and their recent business experience are as follows:

W. R. Jackson, age 90

 Director since 1940;
 Chairman Emeritus since 1988; formerly Chairman of the Board since 1971. Mr. Jackson has been with the Company since 1936 and is the father of Mr. Jackson, Jr. and Mrs. Townsend.

P. O. Elbert, age 68

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

Wm. W. McKee, age 60 (2)

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

R. A. Byers, age 51 (2)

  Treasurer since 1988 and Vice President, Finance and Administration since 1987; formerly Vice President, Finance since 1984; formerly Controller since 1982; formerly Assistant Controller since 1981; formerly Manager of Financial Reporting since 1979; and formerly with Ernst & Young LLP for ten years.

T. R. Lloyd, age 50 (2)

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the information contained under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         The following consolidated financial statements and Report of Independent Auditors previously incorporated by reference in Part II,
         Item 8 of this report are incorporated herein by reference:

         Report of Independent Auditors

         Consolidated Statements of Income -- Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

         Consolidated Statements of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1998, 1997 and 1996

         Notes To Consolidated Financial Statements

  2.     Financial Statement Schedules

         The following consolidated financial statement schedule of Pitt-Des Moines, Inc. and subsidiaries is included in Item 14(d):

         Schedule II. Valuation and Qualifying Accounts for years ended December 31, 1998, 1997 and 1996

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  3.     Exhibits:

  3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

  3.2    Bylaws, as amended to date (filed herewith)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (CONT'D)

  4.1 Revolving Credit and Letter of Credit Issuance Agreement dated as of February 16, 1999 by and among Pitt-Des Moines, Inc. and PNC Bank, National Association, Wells Fargo Bank, N.A., American National Bank and LaSalle National Bank (filed herewith)

  10.1* Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

  10.2* Amendment to agreement executed by and between the Company and Wm. W. McKee filed as Exhibit 10.1 hereto (filed as Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

  10.3* Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

  10.4* Amendment to agreement executed by and between the Company and R. A. Byers filed as Exhibit 10.3 hereto (filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.5* Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

  10.6* Amendment to agreement executed by and between the Company and T. R. Lloyd filed as Exhibit 10.5 hereto (filed as Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.7* Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  10.8* Summary of Company 1998 Management Incentive Plan (MIP) (filed herewith)

  10.9* Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (CONT'D)

  10.10* Retirement Plan for PDM Outside Directors, effective May 26, 1994, as amended on September 14, 1995 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

  10.11* Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's
         Registration Statement No. 333-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

  10.12* Investment Letter and Registration Rights Agreement dated September 21,
         1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

  10.13* Amendment to Investment Letter and Registration Rights Agreement dated
         September 21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. filed as Exhibit 10.12 hereto (filed as Exhibit 10.13 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.14* Investment Letter and Registration Rights Agreement dated September 21,
         1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

  10.15* Amendment to Investment Letter and Registration Rights Agreement dated
         September 21, 1993 by and between Pitt-Des Moines, Inc. and P. O. Elbert filed as Exhibit 10.14 hereto (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.16* Directors Stock Plan (filed under the Company's Registration Statement
         No. 333-13043 on Form S-8 dated September 30, 1996 and incorporated herein by reference)

  10.17* Stock Option Agreement executed by and between the Company and P. O.
         Elbert (filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.18* Amendment to Stock Option Agreement executed by and between the Company and P. O. Elbert filed as Exhibit 10.17 hereto (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (CONT'D)

  10.19* Supplemental Benefit and Supplemental Salaried Retirement Plan (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.20* Long Term Incentive Stock Plan of 1997 (filed under the Company's
         Registration Statement No. 333-68853 on Form S-8 dated December 14, 1998 and incorporated herein by reference)

  13 Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1998, which are incorporated herein by reference (filed herewith)

  21     Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

  23     Consent of Independent Auditors, Ernst & Young LLP (filed herewith)

  27     Financial Data Schedule

(b)      Reports on Form 8-K:

         None.
------------------------
* Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PITT-DES MOINES, INC.

March 29, 1999                             By: /s/ Wm. W. McKee
                                              -----------------------------
                                              Wm. W. McKee
                                              President and
                                              Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURES                             TITLE                   DATE

PRINCIPAL EXECUTIVE OFFICER:


/s/ Wm. W. McKee                President, Chief            March 29, 1999
----------------------          Executive Officer and
    Wm. W. McKee                Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/  R.A. Byers                Chief Financial Officer      March 29, 1999
----------------------         and Chief Accounting
     R. A. Byers               Officer


OTHER DIRECTORS:

/s/  J. C. Bates               Director                     March 29, 1999
----------------------
     J. C. Bates


/s/  V. G. Beghini             Director                     March 29, 1999
----------------------
     V. G. Beghini

 SIGNATURES                             TITLE                   DATE


/s/ R. W. Dean                 Director                     March 29, 1999
----------------------
    R. W. Dean



/s/ P. O. Elbert               Director                     March 29, 1999
----------------------
    P. O. Elbert


/s/ W. R. Jackson              Director                     March 29, 1999
----------------------
    W. R. Jackson


/s/ W. R. Jackson, Jr.         Director                     March 29, 1999
----------------------
    W. R. Jackson, Jr.


/s/ W. E. Lewellen             Director                     March 29, 1999
----------------------
    W. E. Lewellen


/s/ A. J. Paddock              Director                     March 29, 1999
----------------------
    A. J. Paddock


/s/ J. W. Robinson             Director                     March 29, 1999
----------------------
    J. W. Robinson


/s/ P. J. Townsend             Director                     March 29, 1999
----------------------
    P. J. Townsend

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             Pitt-Des Moines, Inc.

                                                                    ADDITIONS         DEDUCTIONS (1)
                                                               -----------------     ------------------
                                               BALANCE AT           CHARGED TO
                                              BEGINNING OF          COSTS AND                                 BALANCE AT
             DESCRIPTION                         PERIOD              EXPENSES        CREDITED TO ASSET       END OF PERIOD
--------------------------------------    -----------------    -----------------    -------------------     ----------------
Deducted from accounts receivable as
 allowance for doubtful accounts:

Year ended December 31, 1998                     $1,058,724             $599,298               $865,022           $  793,000

Year ended December 31, 1997                     $  868,000             $363,233               $172,509           $1,058,724

Year ended December 31, 1996                     $  868,000             $ 90,000               $ 90,000           $  868,000

---------------------
(1) Write-off of accounts deemed to be uncollectible and adjustment of accruals.

                                 EXHIBIT INDEX


  3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference)

  3.2    Bylaws, as amended to date (filed herewith)

  4.1 Revolving Credit and Letter of Credit Issuance Agreement dated as of February 16, 1999 by and among Pitt-Des Moines, Inc. and PNC Bank, National Association, Wells Fargo Bank, N.A., American National Bank and LaSalle National Bank (filed herewith)

  10.1* Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

  10.2* Amendment to agreement executed by and between the Company and Wm. W. McKee filed as Exhibit 10.1 hereto (filed as Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated by reference)

  10.3* Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

  10.4* Amendment to agreement executed by and between the Company and R. A. Byers filed as Exhibit 10.3 hereto (filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.5* Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

  10.6* Amendment to agreement executed by and between the Company and T. R. Lloyd filed as Exhibit 10.5 hereto (filed as Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.7* Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

  10.8* Summary of Company 1998 Management Incentive Plan (MIP) (filed herewith)

  10.9* Retirement Plan for PDM Outside Directors as amended, effective May 26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

  10.10* Retirement Plan for PDM Outside Directors, effective May 26, 1994, as amended on September 14, 1995 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

  10.11* Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's
         Registration Statement No. 333-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

  10.12* Investment Letter and Registration Rights Agreement dated September 21,
         1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

  10.13* Amendment to Investment Letter and Registration Rights Agreement dated
         September 21, 1993 by and between Pitt-Des Moines, Inc. and William W. McKee, Jr. filed as Exhibit 10.12 hereto (filed as Exhibit 10.13 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.14* Investment Letter and Registration Rights Agreement dated September 21,
         1993 by and between Pitt-Des Moines, Inc. and Phillip O. Elbert (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference)

  10.15* Amendment to Investment Letter and Registration Rights Agreement dated
         September 21, 1993 by and between Pitt-Des Moines, Inc. and P. O. Elbert filed as Exhibit 10.14 hereto (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.16* Directors Stock Plan (filed under the Company's Registration Statement
         No. 333-13043 on Form S-8 dated September 30, 1996 and incorporated herein by reference)

  10.17* Stock Option Agreement executed by and between the Company and P. O.
         Elbert (filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.18* Amendment to Stock Option Agreement executed by and between the Company and P. O. Elbert filed as Exhibit 10.17 hereto (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.19* Supplemental Benefit and Supplemental Salaried Retirement Plan (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.20* Long Term Incentive Stock Plan of 1997 (filed under the Company's
         Registration Statement No. 333-68853 on Form S-8 dated December 14, 1998 and incorporated herein by reference)

  13 Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1998, which are incorporated herein by reference (filed herewith)

  21     Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

  23     Consent of Independent Auditors, Ernst & Young LLP (filed herewith)

  27     Financial Data Schedule

(b)      Reports on Form 8-K:

         None.
------------------------
* Denotes management contract or compensatory plan or arrangement.