Form 10-Q
period 1999-03-31
PITT DES MOINES INC
filed 1999-05-17
CIK 78853

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

                 For the quarterly period ended March 31, 1999

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission file number 1-5259

                             ____________________

                             PITT-DES MOINES, INC.
            (Exact name of registrant as specified in its charter)

        Commonwealth of Pennsylvania                         25-0729430
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)

     1450 Lake Robbins Drive, Suite 400, The Woodlands, TX          77380
           (Address of Principal Executive Offices)               (Zip Code)

                                (281) 765-4600
             (Registrant's Telephone Number, including Area Code)
                             ____________________

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

     On March 31, 1999,  7,263,702 shares of Common Stock were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE

Part I - Financial Information

         Item 1. Financial statements                                          3

         Item 2. Management's discussion and analysis of
                 financial condition and results of operations                11

         Item 3. Quantitative and qualitative disclosures about market risk   15


Part II - Other Information

         Item 1. Legal proceedings                                            16

         Item 6. Exhibits and reports on Form 8-K                             16


Signatures                                                                    17


Exhibit Index                                                                 18

                        Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                               For the three months ended
                                                          March 31,
                                                  ----------------------
(in thousands, except per share amounts)             1999         1998
                                                  ---------    ---------
Earned revenue                                    $ 142,846    $ 123,370
Cost of earned revenue                             (122,314)    (104,295)
                                                  ---------    ---------
Gross profit from operations                         20,532       19,075

Selling, general and administrative expenses        (12,050)     (11,552)
                                                  ---------    ---------
 Income from operations                               8,482        7,523

Other income/(expense):
 Interest income                                        177          139
 Interest expense                                      (702)        (264)
 Gain on sale of assets                                 950           18
 Miscellaneous, net                                    (196)        (597)
                                                  ---------    ---------
                                                        229         (704)
                                                  ---------    ---------
 Income before income taxes                           8,711        6,819
 Income taxes                                        (3,414)      (2,651)
                                                  ---------    ---------
 Net income                                       $   5,297    $   4,168
                                                  =========    =========
Per common share:
 Earnings per share                                   $0.75        $0.59
                                                  =========    =========
 Earnings per share - assuming dilution               $0.71        $0.58
                                                  =========    =========

Cash dividend                                         $0.17        $0.15
                                                  =========    =========

Shares used to calculate:  (in thousands)

 Earnings per share                                   7,106        7,032
                                                  =========    =========

 Earnings per share - assuming dilution               7,451        7,198
                                                  =========    =========


CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                  $ 126,082    $ 110,096
 Net income                                           5,297        4,168
 Dividends paid                                      (1,232)      (1,057)
 Other                                                  (23)         144
                                                  ---------    ---------
Balance at end of period                          $ 130,124    $ 113,351
                                                  =========    =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition


                                                    March 31,      December 31,
                                                       1999            1998
                                                     --------        --------
(in thousands)                                      (Unaudited)

Assets

Current Assets

     Cash and cash equivalents                       $ 17,440        $  8,447
     Accounts receivable including retentions
     (less allowances:  1999-$840; 1998-$793)         110,861         103,998
     Inventories                                       25,150          31,118
     Costs and estimated profits in excess
      of billings                                      60,660          63,700
     Deferred income taxes                              5,844           5,876
     Prepaid expenses                                   3,619           1,205
                                                     --------        --------
          Total Current Assets                        223,574         214,344



Other Assets                                           10,826          10,454

Goodwill                                                7,364           6,588

Property, Plant and Equipment
     Land                                               7,674           9,637
     Buildings                                         46,214          44,091
     Machinery and equipment                           77,355          75,712
                                                     --------        --------
                                                      131,243         129,440
Allowances for depreciation                           (73,449)        (71,443)
                                                     --------        --------
     Net Property, Plant and Equipment                 57,794          57,997
                                                     --------        --------
                                                     $299,558        $289,383
                                                     ========        ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition

                                                             March 31,    December 31,
                                                               1999           1998
                                                            -----------   -------------
(in thousands)                                              (Unaudited)

Liabilities

Current Liabilities
     Accounts payable                                         $ 35,749        $ 52,777
     Accrued compensation, related taxes and benefits           12,801          14,200
     Other accrued expenses                                      3,215           3,655
     Billings in excess of costs and estimated profits          20,650          14,774
     Income taxes                                                6,202           4,640
     Casualty and liability insurance                            7,250           5,784
                                                              --------        --------
     Total Current Liabilities                                  85,867          95,830

Revolving Credit Facility                                       52,000          35,000

Deferred Income Taxes                                            6,911           6,937

Minority Interest                                                  827           2,362

Contingencies and Commitments

Stockholders' Equity

     Preferred stock - par value $.01 per share;
      authorized 3,000,000 shares; issued - none
     Common stock - no par value; authorized
      15,000,000 shares; issued 8,946,468 shares                33,549          33,549
     Additional paid-in capital                                  4,350           4,183
     Retained earnings                                         130,124         126,082
     Accumulated other comprehensive income                       (290)           (290)
                                                              --------        --------
                                                               167,733         163,524
     Treasury stock at cost
      (1999-1,682,766 shares; 1998-1,700,552 shares)           (12,265)        (12,299)
     Unearned compensation  restricted stock                    (1,515)         (1,971)
                                                              --------        --------
          Total Stockholders' Equity                           153,953         149,254
                                                              --------        --------
                                                              $299,558        $289,383
                                                              ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                      For the three months ended
                                                                March 31,
(in thousands)                                              1999        1998
                                                          ---------   ---------
Cash Flow From Operating Activities
     Net income                                           $  5,297    $  4,168
     Adjustments to reconcile net income to net
      cash utilized by operating activities:
         Depreciation                                        1,871       1,547
         Gain on sale of assets                               (950)        (18)
         Minority interest, net of dividends paid               10           8
         Other non-cash credits, net                           (30)       (120)
         Change in operating assets and liabilities
          (using) providing cash:
         Accounts receivable                                (6,863)     (6,696)
         Inventories                                         5,968       1,125
         Prepaid expenses                                   (2,414)       (436)
         Costs, estimated profits and billings, net          8,916       5,320
         Accounts payable                                  (17,028)    (13,941)
         Accrued liabilities                                  (367)        903
         Income taxes                                        1,562         833
                                                          --------    --------
     Net cash utilized by operating activities              (4,028)     (7,307)

Cash Flows from Investing Activities
     Capital expenditures                                   (3,476)     (2,751)
     Proceeds from sale of assets                            2,979          33
     Acquisitions, net of cash acquired                     (2,182)          0
     Change in investments and other assets                   (162)       (325)
                                                          --------    --------
     Net cash utilized by investing activities              (2,841)     (3,043)

Cash Flows from Financing Activities
     Proceeds from revolving credit facility                17,000      10,000
     Dividends paid                                         (1,232)     (1,057)
     Other                                                      94         427
                                                          --------    --------
     Net cash provided by financing activities              15,862       9,370
                                                          --------    --------
     (Decrease) increase in cash and cash equivalents        8,993        (980)
     Cash and cash equivalents at beginning of year          8,447      12,037
                                                          --------    --------
Cash and cash equivalents at end of period                $ 17,440    $ 11,057
                                                          ========    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The December 31, 1998 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Note B.  Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                    Three months
                                                   ended March 31,
                                                   ----------------
(in thousands, except per share amounts)            1999      1998
                                                   ------    ------
Numerator:
Net income                                         $5,297    $4,168
                                                   ======    ======

Denominator:
Weighted-average shares                             7,106     7,032
Employee stock options and restricted stock           345       166
                                                   ------    ------
Weighted-average shares-assuming dilution           7,451     7,198
                                                   ======    ======

Earnings per share                                 $ 0.75    $ 0.59
                                                   ======    ======

Earnings per share-assuming dilution               $ 0.71    $ 0.58
                                                   ======    ======

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:


                                              March 31,     December 31,
(in thousands)                                  1999           1998
                                             ---------       ---------
Costs incurred on uncompleted contracts      $ 732,018       $ 608,870
Estimated profits                               90,213          71,450
                                             ---------       ---------
                                               822,231         680,320
Less:  Billings to date                       (782,221)       (631,394)
                                             ---------       ---------
                                             $  40,010       $  48,926
                                             =========       =========


Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                    March 31,     December 31,
(in thousands)                                        1999            1998
                                                    --------        --------
Costs and estimated profits in excess of billings   $ 60,660        $ 63,700
Billings in excess of costs and estimated profits    (20,650)        (14,774)
                                                    --------        --------
                                                    $ 40,010        $ 48,926
                                                    ========        ========

Included in costs and estimated profits in excess of billings on uncompleted contracts was approximately $6.5 million at March 31, 1999 and December 31, 1998, relating to an unapproved change order arising from a dispute over design and specification changes on a project that has been completed. On May 14, 1996, the Company filed an action in the United States District Court for the Northern District of Illinois (Eastern Division) captioned PITT-DES MOINES, INC.
V. METROPOLITAN PIER & EXPOSITION AUTHORITY ET AL. seeking reimbursement in excess of $15.0 million for additional work and making other claims in connection with an unapproved change order. On June 4, 1996, certain of the defendants in said action made counterclaims against the Company in amounts approximating $3.5 million. While counsel believes that the Company has a legal basis for the claim, neither management nor counsel is able to predict with certainty the ultimate resolution of this matter. As additional information becomes available, the Company may revise its estimate of potential recovery, which could result in a material adjustment to the results of operations in future periods.

Note D.  Contingencies

As previously reported, in a decision dated February 18, 1999, the United States Court of Appeals for the Seventh Circuit affirmed the Company's July 31, 1997 conviction for two misdemeanor violations of federal Occupational Safety and Health Administration regulations. As a result of that conviction, other claims, actions, or proceedings may be instituted against the Company. The Company cannot predict the likelihood of such a claim, action or proceeding being instituted against it, and cannot assess the availability of any insurance coverage or the possibility or materiality of an adverse result in the event of any such claim, action or proceeding in advance of a claim, action or proceeding being instituted.

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

While the investigation remains pending, the Company does not believe it will become a target of the investigation or that a criminal action will be instituted against it in these matters. If the Company becomes a target or if a criminal investigation were instituted, the Company believes that it would have significant and meritorious defenses to any such charges and would vigorously defend against them.

Various claims and legal proceedings are brought against the Company arising from the normal course of business. Although counsel is unable to predict with certainty the ultimate outcome, management and counsel believe the Company has significant and meritorious defenses to any claims, and intend to pursue them vigorously.

The Company's operations, including idle facilities and other properties, are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. The Company accrues for environmental costs where such obligations are either known or considered probable and can be reasonably estimated.

The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1998, for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although such outcome could be material to the reported results of operations for the period in which it occurs.


Note E.  Business Segment Information

The Company has two reportable operating segments; Engineering and Construction and Steel Distribution. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 1998 Annual Report except that inventory is accounted for on a First-In, First-Out basis at the segment level compared to a Last-In, First-Out
(LIFO) basis at the consolidated level, and the Company does not allocate certain items to its segments including general corporate expenses, incentive stock plan charges, other income (expense), income tax expense and adjustments to the LIFO inventory reserve.

                                          Three months
                                         ended March 31,
                                     ------------------------
                                       1999            1998
                                     --------        --------
Earned Revenue:
  Engineering and Construction       $ 99,512        $ 76,888
  Steel Distribution                   44,566          47,372
  Corporate and Other                  (1,232)           (890)
                                     --------        --------
                                     $142,846        $123,370
                                     ========        ========

Income (Loss) from Operations:
  Engineering and Construction       $  7,881        $  6,148
  Steel Distribution                    3,140           3,541
  Corporate and Other                  (2,539)         (2,166)
                                     --------        --------
                                     $  8,482        $  7,523
                                     ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998.

The Company reported net income of $5.3 million, or $0.71 per diluted share, on earned revenue of $142.8 million for the quarter ended March 31, 1999. These results compare with net income of $4.2 million, or $.58 per diluted share, on earned revenue of $123.4 million for the first quarter of 1998.

ENGINEERING AND CONSTRUCTION

Engineering and Construction posted earned revenue of $99.5 million, representing an increase of $22.6 million, or 29 percent, over the prior year quarter. All product groups experienced double-digit percentage growth over the first quarter of 1998, with the Liquid and Cryogenic Storage and Steel Bridge products groups accounting for the majority of the increase. The Liquid and Cryogenic Storage group benefited from strong demand for conventional storage tanks, while the Steel Bridge growth is attributable to increased federal and state infrastructure spending.

Selling, general and administrative (S,G&A) expense as a percentage of earned revenue improved 1.8 percentage points to 6.0 percent, compared with 7.8 percent in the first quarter of 1998. Income from operations rose $1.7 million to $7.9 million for the first quarter due to the earned revenue growth and leverage of the SG&A expense line over the prior year.

New awards were $124.3 million for the first quarter. Backlog rose 24 percent over the previous year levels, to $327.8 million at March 31, 1999. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at March 31, 1999 was approximately $6.5 million relating to an unapproved change order arising from a dispute over design and specification changes.

STEEL DISTRIBUTION

Steel Distribution's earned revenue decreased $2.8 million quarter-to-quarter from $47.4 million to $44.6 million in 1999. Lower transaction prices in the marketplace accounted for the majority of the decrease from the prior year.

SG&A expense in absolute dollars approximated first quarter 1998 levels; however, as a percentage of earned revenue SG&A expense increased to 8.1 percent, from 7.4 percent a year ago, due to the lower 1999 sales. Income from operations of $3.1 million was down from $3.5 million in 1998 as a result of the aforementioned decrease in earned revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $2.5 million in the first quarter of 1999 compared with $2.2 million for the prior year quarter. The increase in 1999 relates primarily to compensation expense recognized under an incentive stock plan for which no amounts were included in the first quarter of 1998.

Interest expense of $0.7 million in 1999 compares with $0.3 million in the prior year. Interest expense is directly related to the level of net borrowings the Company maintains throughout the period. The increase in interest expense for 1999 resulted from the higher level of borrowings to fund capital expansion and to finance general working capital needs. On March 31, 1999 the Company had $52 million of outstanding debt under its revolving credit facility compared with $21 million at March 31, 1998.

The gain on sale of assets was $1.0 million in 1999, attributable to the sale of idle property.

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

YEAR 2000

The Company initiated a review of its software systems in 1997 in view of the fact that certain systems may not properly recognize dates after the year 1999, which could cause those systems to produce invalid results or fail to operate. This is commonly referred to as "the Year 2000 problem." The Company's Year 2000 plan encompasses three main phases: Assessment, Remediation and Testing. All phases of the Year 2000 plan have generally been conducted by Information Technology personnel. While the Company has not tracked these costs separately, it does not believe the impact of the Year 2000 remediation efforts has had a material impact on the Company's results of operations for the periods presented, or that any additional costs will have a material impact on the Company's future results of operations.

The Company has completed the assessment phase of all major information technology systems. The majority of these systems, including software applications, have been updated through the normal course of upgrades and program maintenance. The remaining systems have been assessed and the Company has established plans for remediation and testing which the Company anticipates will conclude by the second quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 (Continued)

The Company has substantially completed the assessment phase of operating equipment which utilizes non-information technology systems, typically embedded technology such as micro controllers. In most cases the Company has either made the recommended changes, or contacted vendors to determine whether the equipment will experience Year 2000 problems. The majority of the remaining systems have been assessed and the Company has established plans for remediation and testing which the Company anticipates will conclude by the third quarter of 1999.

The Company has contacted its significant suppliers and financial institutions but has not yet received adequate responses from all of them to determine the status of their Year 2000 compliance. Management continues to evaluate what impact the failure of these organizations to become Year 2000 compliant could have on the Company's consolidated financial position or results of operations.

Management of the Company believes its Year 2000 program is addressing the Year 2000 issue in a timely manner. However, as noted above, the Company has not yet completed all necessary phases of its Year 2000 program. In the event that the Company does not complete any remaining phases, the Company may have to conduct certain operations in an alternative manner. There can be no assurance that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in such a manner. In addition, disruptions in the general economy or from third parties resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost earned revenue, as a result of the Company's failure to be Year 2000 compliant, a third party's failure to be Year 2000 compliant or an economic slowdown, cannot be reasonably estimated.

The Company is currently evaluating contingency plans in the event of a Year 2000 failure. The Company anticipates that these contingency plans will be completed by the end of the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, the Company's primary sources of liquidity were proceeds from its revolving credit facility and cash flow generated from operations which were used for investing activities and to fund the growth in working capital. Working capital increased $19.2 million from $118.5 million at December 31, 1998 to $137.7 million at March 31, 1999.

Net cash utilized by operating activities of $4.0 million decreased by $3.3 million when compared with the same period in 1998. An increase in net income coupled with a decrease in inventories accounted for a majority of the improvement over the first quarter of 1998. The changes in operating assets and liabilities vary from period to period and are affected by the mix, stage of completion and commercial terms of contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Net cash utilized by investing activities of $2.8 million for the three months ended March 31, 1999, consisted of capital expenditures and the acquisition of the remaining 18 percent interest in Oregon Culvert Company, Inc. The Company expended $3.5 million for capital improvements, related primarily to construction of a new steel service center in Woodland, Washington, and realized $3.0 million in proceeds from the sale of idle property. The Company anticipates that capital expenditures for fiscal year 1999 will approximate the level of depreciation and amortization, although there can be no assurance that such levels will not increase or decrease.

The Company continues to evaluate and selectively pursue opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses. Acquisition and investment candidates are evaluated based on various criteria in a process which includes due diligence, management reviews and board approval. Management anticipates that investment and / or acquisition opportunities will be available to the Company and intends to investigate those opportunities for future growth and expansion of its business. The Company expects that any such acquisitions will be financed from cash on hand or available under the Company's revolving credit facility. In certain cases, acquisitions may be funded using stock or pursuant to stand-alone credit facilities.

Cash provided by financing activities consisted primarily of proceeds from the Company's revolving credit facility. The Company paid cash dividends of $1.2 million, or $0.17 per share, compared with $1.1 million, or $0.15 per share, during the three months ended March 31, 1999 and 1998, respectively.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $70.0 million unsecured revolving credit facility which expires on January 31, 2002. On May 10, 1999, $52 million of borrowings and $10.8 million of stand-by letters of credit were outstanding under this credit facility. The Company expects to borrow under this credit facility for working capital requirements during 1999.

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

FORWARD-LOOKING STATEMENTS (Continued)

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Due to current conditions in the credit markets and considering the favorable terms of the Company's credit facility, management believes interest rate exposure is minimal.

The Company has limited operations outside the United States. As such, there is limited exposure to the Company's future earnings due to changes in foreign currency exchange rates. A 10 percent appreciation of the United States dollar against the related currencies would not have a significant effect on the future earnings of the Company.

                          Part II - Other Information

Item 1.  Legal Proceedings

         Refer to Part I Item 1, Notes C and D of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (3.1)  Articles of Incorporation, as amended to date (filed herewith)

         (27)  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Pitt-Des Moines, Inc.
                                     --------------------------------
                                                (Registrant)



                                     Principal Executive Officer:



Date:  May 14, 1999                  By: /s/ Wm. W. McKee
                                         --------------------------------
                                         Wm. W. McKee
                                         (President and
                                         Chief Executive Officer)



                                     Principal Financial Officer:



Date:  May 14, 1999                  By: /s/ R. A. Byers
                                         -------------------------------
                                         R. A. Byers
                                         (Vice President
                                         Finance and Treasurer)

                                 EXHIBIT INDEX


Exhibit
Number
------

  (3.1)  Articles of Incorporation, as amended to date


  (27)   Financial Data Schedule