Form 10-Q
period 1999-06-30
PITT DES MOINES INC
filed 1999-08-16
CIK 78853

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

                  For the quarterly period ended June 30, 1999

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

  On June 30, 1999,  7,286,346 shares of Common Stock were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE

Part I - Financial Information

    Item 1.     Financial Statements                                           3

    Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     11

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk    16



Part II - Other Information

    Item 1.     Legal Proceedings                                             17

    Item 4.     Submission of Matters to a Vote of Security Holders           17

    Item 6.     Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                                    19

EXHIBIT INDEX                                                                 20

                         Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                   For the three months       For the six months
                                                      ended June 30,            ended June 30,
                                                  -----------------------   -----------------------
(in thousands, except per share amounts)             1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
Earned revenue                                    $ 156,455    $ 140,188    $ 299,301    $ 263,558
Cost of earned revenue                             (133,430)    (118,983)    (255,744)    (223,278)
                                                  ---------    ---------    ---------    ---------
Gross profit from operations                         23,025       21,205       43,557       40,280

Selling, general and administrative expenses        (13,681)     (14,039)     (25,731)     (25,591)
                                                  ---------    ---------    ---------    ---------
   Income from operations                             9,344        7,166       17,826       14,689

Other income/(expense):
   Interest income                                      190          203          367          342
   Interest expense                                    (944)        (479)      (1,646)        (743)
   Gain on sale of assets                                 9            9          959           27
   Miscellaneous, net                                  (207)         (95)        (403)        (692)
                                                  ---------    ---------    ---------    ---------
                                                       (952)        (362)        (723)      (1,066)
                                                  ---------    ---------    ---------    ---------
Income before income taxes                            8,392        6,804       17,103       13,623
Income taxes                                         (3,226)      (2,654)      (6,640)      (5,305)
                                                  ---------    ---------    ---------    ---------
Net income                                        $   5,166    $   4,150    $  10,463    $   8,318
                                                  =========    =========    =========    =========
Per common share:
   Earnings per share                                 $0.72        $0.59    $    1.47    $    1.18
                                                  =========    =========    =========    =========
   Earnings per share - assuming dilution             $0.69        $0.55    $    1.40    $    1.13
                                                  =========    =========    =========    =========
Cash dividend                                         $0.17        $0.15    $    0.34    $    0.30
                                                  =========    =========    =========    =========
Shares used to calculate:  (in thousands)

   Earnings per share                                 7,147        7,067        7,126        7,050
                                                  =========    =========    =========    =========
   Earnings per share - assuming dilution             7,502        7,531        7,476        7,364
                                                  =========    =========    =========    =========

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                            $ 126,082    $ 110,096
   Net income                                                                  10,463        8,318
   Dividends paid                                                              (2,468)      (2,186)
   Other                                                                            2          207
                                                                            ---------    ---------
Balance at end of period                                                    $ 134,079    $ 116,435
                                                                            =========    =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition


                                                    June 30,     December 31,
                                                      1999           1998
                                                   -----------   -------------
(in thousands)                                     (Unaudited)

Assets

Current Assets

     Cash and cash equivalents                       $ 23,119        $  8,447
     Accounts receivable including retentions
     (less allowances:  1999-$852; 1998-$793)         114,105         103,998
     Inventories                                       24,842          31,118
     Costs and estimated profits in excess
      of billings                                      52,284          63,700
     Deferred income taxes                              5,823           5,876
     Prepaid expenses                                   1,999           1,205
                                                     --------        --------
          Total Current Assets                        222,172         214,344



Other Assets                                           11,541          10,454

Goodwill                                                7,304           6,588

Property, Plant and Equipment
     Land                                               7,674           9,637
     Buildings                                         47,519          44,091
     Machinery and equipment                           79,714          75,712
                                                     --------        --------
                                                      134,907         129,440
Allowances for depreciation                           (75,550)        (71,443)
                                                     --------        --------
     Net Property, Plant and Equipment                 59,357          57,997
                                                     --------        --------
                                                     $300,374        $289,383
                                                     ========        ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                                             June 30,     December 31,
                                                               1999           1998
                                                            -----------   -------------
(in thousands)                                              (Unaudited)

Liabilities

Current Liabilities
     Accounts payable                                         $ 37,749        $ 52,777
     Accrued compensation, related taxes and benefits           14,577          14,200
     Other accrued expenses                                      3,497           3,655
     Billings in excess of costs and estimated profits          21,767          14,774
     Income taxes                                                1,034           4,640
     Casualty and liability insurance                            8,365           5,784
                                                              --------        --------
     Total Current Liabilities                                  86,989          95,830

Revolving Credit Facility                                       47,000          35,000

Deferred Income Taxes                                            6,980           6,937

Minority Interest                                                  838           2,362

Contingencies and Commitments

Stockholders' Equity

     Preferred stock - par value $.01 per share;
      authorized 3,000,000 shares; issued - none
     Common stock - no par value; authorized
      15,000,000 shares; issued 8,946,468 shares                33,549          33,549
     Additional paid-in capital                                  5,825           4,183
     Retained earnings                                         134,079         126,082
     Accumulated other comprehensive income                       (290)           (290)
                                                              --------        --------
                                                               173,163         163,524
     Treasury stock at cost
      (1999-1,660,122 shares; 1998-1,700,552 shares)           (12,243)        (12,299)
     Unearned compensation - restricted stock                   (2,353)         (1,971)
                                                              --------        --------
          Total Stockholders' Equity                           158,567         149,254
                                                              --------        --------
                                                              $300,374        $289,383
                                                              ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                             For the six months ended
                                                                     June 30,
                                                               ---------------------
(in thousands)                                                   1999        1998
                                                               ---------   ---------
Cash Flow From Operating Activities
     Net income                                                $ 10,463    $  8,318
     Adjustments to reconcile net income to net
      cash provided (utilized) by operating activities:
     Depreciation                                                 4,274       3,112
     Gain on sale of assets                                        (959)        (27)
     Minority interest, net of dividends paid                        21         686
     Other non-cash credits, net                                    (26)      1,250
     Change in operating assets and liabilities
      (using) providing cash:
     Accounts receivable                                        (10,107)    (18,104)
     Inventories                                                  6,276       2,523
     Prepaid expenses                                              (794)       (382)
     Costs, estimated profits and billings, net                  18,409      16,825
     Accounts payable                                           (15,028)    (19,189)
     Accrued liabilities                                          2,896       3,147
     Income taxes                                                (3,817)     (1,666)
                                                               --------    --------
     Net cash provided (utilized) by operating activities        11,608      (3,507)

Cash Flows from Investing Activities
     Capital expenditures                                        (7,409)     (7,281)
     Proceeds from sale of assets                                 2,952          82
     Acquisitions, net                                           (2,182)         --
     Change in investments and other assets                        (265)       (418)
                                                               --------    --------
     Net cash utilized by investing activities                   (6,904)     (7,617)

Cash Flows from Financing Activities
     Proceeds from revolving credit facility                     17,000      15,500
     Payments of revolving credit facility                       (5,000)         --
     Dividends paid                                              (2,468)     (2,186)
     Other                                                          436         625
                                                               --------    --------
     Net cash provided by financing activities                    9,968      13,939
                                                               --------    --------
     (Decrease) increase in cash and cash equivalents            14,672       2,815
     Cash and cash equivalents at beginning of year               8,447      12,037
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 23,119    $ 14,852
                                                               ========    ========

See Notes to Consolidated Financial Statements.

Item 1.                 Financial Statements (Continued)

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The December 31, 1998 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Note B.  Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                   Three months          Six months
                                                  ended June 30,       ended June 30,
                                                 -----------------   ------------------
   (in thousands, except per share amounts)       1999      1998       1999      1998
                                                 -------   -------   --------   -------
Numerator:
Net income                                        $5,166    $4,150    $10,463    $8,318
                                                  ======    ======    =======    ======
Denominator:
Weighted-average shares                            7,147     7,067      7,126     7,050
Employee stock options and restricted stock          355       464        350       314
                                                  ------    ------    -------    ------
Weighted-average shares-assuming dilution          7,502     7,531      7,476     7,364
                                                  ======    ======    =======    ======

Earnings per share                                $ 0.72    $ 0.59    $  1.47    $ 1.18
                                                  ======    ======    =======    ======
Earnings per share-assuming dilution              $ 0.69    $ 0.55    $  1.40    $ 1.13
                                                  ======    ======    =======    ======

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:



                                              June 30,    December 31,
              (in thousands)                    1999          1998
                                             ----------   -------------
Costs incurred on uncompleted contracts      $ 778,036       $ 608,870
Estimated profits                               97,740          71,450
                                             ---------       ---------
                                               875,776         680,320
Less:  Billings to date                       (845,259)       (631,394)
                                             ---------       ---------
                                             $  30,517       $  48,926
                                             =========       =========


Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                       June 30,    December 31,
                   (in thousands)                        1999          1998
                                                       ---------   -------------
Costs and estimated profits in excess of billings      $ 52,284        $ 63,700
Billings in excess of costs and estimated profits       (21,767)        (14,774)
                                                       --------        --------
                                                       $ 30,517        $ 48,926
                                                       ========        ========

Included in costs and estimated profits in excess of billings on uncompleted contracts was approximately $6.5 million at June 30, 1999 and December 31, 1998, relating to an unapproved change order arising from a dispute over design and specification changes on a project that has been completed. On May 14, 1996, the Company filed an action in the United States District Court for the Northern District of Illinois (Eastern Division) captioned PITT-DES MOINES, INC. V. METROPOLITAN PIER & EXPOSITION AUTHORITY ET AL. seeking reimbursement in excess of $15.0 million for additional work and making other claims in connection with an unapproved change order. On June 4, 1996, certain of the defendants in said action made counterclaims against the Company in amounts approximating $3.5 million. The Company and defendants in the above-captioned action have agreed to settle all claims and counterclaims in this matter in consideration of the Company's receipt of $12 million. The results of this payment are not reflected in the above costs and estimated profits in excess of billings on uncompleted contracts as the funds will not be received until the third quarter of 1999.
The effect of this payment will not have a material impact on the future results of operations.

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

On June 20, 1996 the Company was served with a subpoena to appear and produce documents before a grand jury of the United States District Court for the Western District of Wisconsin in connection with the United States Department of Justice Antitrust Division's investigation of bid rigging and other criminal violations in the steel bridge fabrication industry. The Company had been informed that it was not the target of the investigation but that it and other companies in the steel bridge fabrication industry were subjects of the investigation.

On July 29, 1999 the Department of Justice informed the Company that it has closed its investigation in this matter. No proceedings were instituted against the Company or any of its employees.

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

The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1998 and during the six months ended June 30, 1999, for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although such outcome could be material to the reported results of operations for the period in which it occurs.


Note E.  Business Segment Information

The Company has two reportable operating segments; Heavy Construction, which was formerly reported as Engineering and Construction, and Steel Distribution. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 1998 Annual Report except that inventory is accounted for on a First-In, First-Out basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level, and the Company does not allocate certain items to its segments including general corporate expenses, incentive stock plan charges, other income (expense), income tax expense and adjustments to the LIFO inventory reserve.


                                         Three months               Six months
                                        ended June 30,            ended June 30,
                                    -----------------------   -----------------------
                                       1999         1998         1999         1998
                                    ----------   ----------   ----------   ----------
Earned Revenue:
  Heavy Construction                 $108,922     $ 86,905     $208,434     $163,793
  Steel Distribution                   48,798       54,172       93,364      101,544
  Corporate and Other                  (1,265)        (889)      (2,497)      (1,778)
                                     --------     --------     --------     --------
                                     $156,455     $140,188     $299,301     $263,558
                                     ========     ========     ========     ========

Income (Loss) from Operations:
  Heavy Construction                 $  6,448     $  5,563     $ 14,334     $ 11,711
  Steel Distribution                    3,831        4,485        6,970        8,026
  Corporate and Other                    (935)      (2,881)      (3,478)      (5,047)
                                     --------     --------     --------     --------
                                     $  9,344     $  7,166     $ 17,826     $ 14,689
                                     ========     ========     ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

The Company reported net income of $5.2 million, or $0.69 per diluted share, on earned revenue of $156.5 million for the quarter ended June 30, 1999. These results compare with net income of $4.2 million, or $0.55 per diluted share, on earned revenue of $140.2 million for the second quarter of 1998.

HEAVY CONSTRUCTION

Heavy Construction posted earned revenue of $108.9 million, representing an increase of $22.0 million, or 25 percent, over the prior year quarter. All construction markets experienced double-digit percentage growth over the second quarter of 1998, with the liquid and cryogenic storage and steel building markets accounting for the majority of the increase. The liquid and cryogenic storage group benefited from progress on contracts for conventional storage tanks, while the steel building growth is attributable to strong market activity in both the private and public sectors.

Selling, general and administrative (S,G&A) expense as a percentage of earned revenue decreased 0.4 percentage points to 7.1 percent, compared with 7.5 percent in the second quarter of 1998. Income from operations rose $0.9 million to $6.4 million for the second quarter, due to the earned revenue growth and leverage of the S,G&A expense line over the prior year.

New awards increased $63.1 million, or 44 percent, to $206.4 million for the quarter ended June 30, 1999. The growth in new awards resulted in a strong backlog level of $377.8 million versus $268.1 million at June 30, 1998. As indicated in "Costs and Estimated Profits on Uncompleted Contracts" in Notes to Consolidated Financial Statements, included in costs and estimated profits in excess of billings on uncompleted contracts at June 30, 1999 was approximately $6.5 million relating to an unapproved change order arising from a dispute over design and specification changes.

STEEL DISTRIBUTION

Steel Distribution's earned revenue decreased $5.4 million quarter-to-quarter from $54.2 million to $48.8 million in 1999, despite a slight increase in tonnage shipped. Lower transaction prices in the marketplace accounted for the decrease from the prior year.

S,G&A expense in absolute dollars was up $0.3 million from second quarter 1998 levels. As a percentage of earned revenue, S,G&A expense increased to 7.9 percent, from 6.5 percent a year ago, due to the lower 1999 sales. Income from operations of $3.8 million was down from $4.5 million in the second quarter of 1998 as a result of the aforementioned decrease in earned revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $0.9 million in the second quarter of 1999 compared with $2.9 million for the prior year quarter. The decrease from 1998 relates primarily to lower compensation expense recognized under an incentive stock plan and, to a lesser extent, adjustments to inventory reserves.

Interest expense of $0.9 million in 1999 compares with $0.5 million in the prior-year quarter. Interest expense is directly related to the level of net borrowings the Company maintains throughout the period. The increase in interest expense for 1999 resulted from the higher level of borrowings to fund capital expansion and to finance general working capital needs. On June 30, 1999, the Company had $47 million of outstanding debt under its revolving credit facility, compared with $26.5 million at June 30, 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

The Company reported net income of $10.5 million, or $1.40 per diluted share, on earned revenue of $299.3 million for the six months ended June 30, 1999. These results compare with net income of $8.3 million, or $1.13 per diluted share, on earned revenue of $263.6 million for the six months ended June 30, 1998.

HEAVY CONSTRUCTION

The Heavy Construction segment reported a 27 percent increase in earned revenue from $163.8 million to $208.4 million for the first half of 1999. This segment experienced broad-based growth as the liquid and cryogenic storage, steel bridge, and steel building markets all posted growth in excess of 25 percent. The liquid and cryogenic storage market benefited from progress on contracts for conventional storage tanks, while the steel building growth is attributable to strong market activity in both the private and public sectors. The steel bridge market posted growth over the prior year due to strong levels of private and public infrastructure spending for bridge construction and repair.

S,G&A expense as a percentage of earned revenue dropped to 6.6 percent for the first six months of 1999, from 7.6 percent for the period ended June 30, 1998. Income from operations increased $2.6 million from $11.7 million a year ago to $14.3 million for the first six months of 1999.

New awards rose $50.8 million, or 18 percent, to $330.7 million for the first half of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

STEEL DISTRIBUTION

Steel Distribution reported earned revenue of $93.4 million, an 8 percent decrease from $101.5 million in earned revenue for the six months ended June 30, 1998, despite a slight increase in tonnage shipped. Lower transaction prices in the marketplace accounted for the decrease from the first half of 1998.

S,G&A expense in absolute dollars rose $0.5 million from the first half of 1998. As a percentage of earned revenue, S,G&A expense increased to 8.0 percent, from
6.9 percent a year ago, due to the lower 1999 sales. Income from operations of $7.0 million was down from $8.0 million in 1998 as a result of the decrease in earned revenue.

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $3.5 million in the first half of 1999 compared with $5.0 million for the comparable period of 1998. The decrease from 1998 relates primarily to lower compensation expense recognized under an incentive stock plan and adjustments to inventory reserves.

Interest expense of $1.6 million for the first six months of 1999 compares with $0.7 million in the prior year. The increase in interest expense for the period relates to the higher level of borrowings to fund capital expansion and to finance general working capital needs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 (Continued)

The Company has completed the assessment phase of all major information technology systems. The majority of these systems, including software applications, have been updated through the normal course of upgrades and program maintenance. The remaining systems have been assessed and the Company has established plans for remediation and testing which the Company anticipates will conclude by the end of the third quarter of 1999.

The Company has substantially completed the assessment phase of operating equipment which utilizes non-information technology systems, typically embedded technology such as micro controllers. In most cases the Company has either made the recommended changes, or contacted vendors to determine whether the equipment will experience Year 2000 problems. The majority of the remaining systems have been assessed and the Company has established plans for remediation and testing which the Company anticipates will conclude by the end of the third quarter of 1999.

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

The Company is currently evaluating contingency plans in the event of a Year 2000 failure. The Company anticipates that these contingency plans will be completed by the end of the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company's primary sources of liquidity were proceeds from its revolving credit facility and cash flow generated from operations, which were used for investing activities and funding the growth in working capital. Working capital increased $16.7 million from $118.5 million at December 31, 1998 to $135.2 million at June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Net cash provided by operating activities increased $15.1 million when compared with the $3.5 million of cash utilized in the first half of 1998. An increase in net income combined with decreases in inventories and cash utilized for accounts receivable accounted for a majority of the improvement over the first half of 1998. The changes in operating assets and liabilities vary from period to period and are affected by the mix, stage of completion and commercial terms of contracts.

Net cash utilized by investing activities of $6.9 million for the six months ended June 30, 1999, consisted of capital expenditures and the acquisition of the remaining 18 percent interest in Oregon Culvert Company, Inc. The Company expended $7.4 million for capital improvements, including construction of a new steel service center in Woodland, Washington, expansion and improvement of other facilities and the purchase of additional field equipment. Also during the first half of 1999, the Company realized $3.0 million in proceeds from the sale of idle property. The Company anticipates that capital expenditures for fiscal year 1999 will approximate the level of depreciation and amortization, although there can be no assurance that such levels will not increase or decrease.

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

Cash provided by financing activities consisted primarily of proceeds from the Company's revolving credit facility. The Company paid cash dividends of $2.5 million, or $0.34 per share, compared with $2.2 million, or $0.30 per share, during the six months ended June 30, 1999 and 1998, respectively.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $70.0 million unsecured revolving credit facility which expires on January 31, 2002. On August 9, 1999, $37.0 million of borrowings and $8.4 million of stand-by letters of credit were outstanding under this credit facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 6, 1999, the Company held its annual stockholders meeting. Only holders of common stock of record at the close of business on March 15, 1999 were entitled to notice of and to vote at the Annual Meeting. As of that date, the Company had outstanding 7,241,202 shares of common stock. The three matters voted upon at the Annual Meeting were the election of four directors, the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1999, and approval of an amendment to the Amended and Restated Articles of Incorporation.

         Each of the Company's nominees for director was reelected at the Annual Meeting. The total number of votes cast for the election of directors was 6,220,647. Following is a separate tabulation with respect to each director:

                                   Votes For   Votes Withheld
                                   ---------   --------------
               V. G. Beghini       6,169,533       51,114
               R. W. Dean          6,171,253       49,394
               W. R. Jackson       6,165,239       55,408
               W. E. Lewellen      6,165,121       55,526

         The following directors' terms of office continued after the annual stockholders meeting: J. C. Bates, P. O. Elbert, Wm. W. McKee, J. W. Robinson, W. R. Jackson, Jr., A. J. Paddock and P. J. Townsend.

         The total number of votes cast for the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 1999, was 6,220,647 with 6,165,786 votes for, 53,053 votes against and 1,808 votes abstained.

         The total number of votes cast for the approval of an amendment to the Amended and Restated Articles of Incorporation was 6,220,647 with 6,107,492 votes for, 99,895 votes against and 13,260 votes abstained.

         There were no broker non-votes with respect to the three matters voted upon.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (27)  Financial Data Schedule.

         (b)  Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999.

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



                                       Pitt-Des Moines, Inc.
                                     -------------------------------
                                           (Registrant)



                                     Principal Executive Officer:



Date:  August 13, 1999               By: /s/ Wm. W. McKee
                                         --------------------------------
                                           Wm. W. McKee
                                           (President and
                                           Chief Executive Officer)



                                     Principal Financial Officer:



Date:  August 13, 1999               By: /s/ R. A. Byers
                                         -------------------------------
                                           R. A. Byers
                                           (Vice President
                                           Finance and Treasurer)

                                 EXHIBIT INDEX


   Exhibit
   Number
   -------

    (27)    Financial Data Schedule