Form 10-Q
period 1999-09-30
PITT DES MOINES INC
filed 1999-11-12
CIK 78853

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

               For the quarterly period ended September 30, 1999

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

  On September 30, 1999, 7,342,746 shares of Common Stock were outstanding.


================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
Part I - Financial Information
       Item 1.      Financial Statements                                  3

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        11

       Item 3.      Quantitative and Qualitative Disclosures About
                    Market Risk                                          16


Part II - Other Information

       Item 1.      Legal Proceedings                                    17

       Item 6.      Exhibits and Reports on Form 8-K                     17


SIGNATURES                                                               18


EXHIBIT INDEX                                                            19


                        Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                   For the three months       For the nine months
                                                    ended September 30,       ended September 30,
                                                  -----------------------   -----------------------
(in thousands, except per share amounts)             1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
Earned revenue                                    $ 160,343    $ 154,777    $ 459,644    $ 418,335
Cost of earned revenue                             (135,954)    (133,388)    (391,698)    (356,666)
                                                  ---------    ---------    ---------    ---------
Gross profit from operations                         24,389       21,389       67,946       61,669

Selling, general and administrative expenses        (14,671)     (12,891)     (40,402)     (38,482)
                                                  ---------    ---------    ---------    ---------
   Income from operations                             9,718        8,498       27,544       23,187

Other income/(expense):
   Interest income                                      274          115          641          457
   Interest expense                                    (635)        (484)      (2,281)      (1,227)
   Gain on sale of assets                                39           23          998           50
   Miscellaneous, net                                    78          349         (325)        (343)
                                                  ---------    ---------    ---------    ---------
                                                       (244)           3         (967)      (1,063)
                                                  ---------    ---------    ---------    ---------
Income before income taxes                            9,474        8,501       26,577       22,124
Income taxes                                         (3,642)      (3,328)     (10,282)      (8,633)
                                                  ---------    ---------    ---------    ---------
Net income                                        $   5,832    $   5,173    $  16,295    $  13,491
                                                  =========    =========    =========    =========
Per common share:
   Earnings per share                             $    0.81    $    0.73    $    2.28    $    1.91
                                                  =========    =========    =========    =========
   Earnings per share - assuming dilution         $    0.77    $    0.69    $    2.17    $    1.82
                                                  =========    =========    =========    =========

Cash dividend                                     $    0.17     $   0.15    $    0.51    $    0.45
                                                  =========    =========    =========    =========

Shares used to calculate:  (in thousands)

   Earnings per share                                 7,218        7,085        7,157        7,062
                                                  =========    =========    =========    =========

   Earnings per share - assuming dilution             7,586        7,513        7,513        7,414
                                                  =========    =========    =========    =========


CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                            $ 126,082    $ 110,096
   Net income                                                                  16,295       13,491
   Dividends paid                                                              (3,716)      (3,272)
   Other                                                                            1         (201)
                                                                            ---------    ---------
Balance at end of period                                                    $ 138,662    $ 120,114
                                                                            =========    =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition


                                                   September 30,    December 31,
                                                        1999            1998
                                                   --------------   -------------
(in thousands)                                      (Unaudited)

Assets

Current Assets

     Cash and cash equivalents                          $ 22,395        $  8,447
     Accounts receivable including retentions
     (less allowances:  1999-$861; 1998-$793)            106,428         103,998
     Inventories                                          25,574          31,118
     Costs and estimated profits in excess
      of billings                                         42,550          63,700
     Deferred income taxes                                 5,877           5,876
     Prepaid expenses                                      1,179           1,205
                                                        --------        --------
          Total Current Assets                           204,003         214,344



Other Assets                                              12,317          10,454

Goodwill                                                   7,244           6,588

Property, Plant and Equipment
     Land                                                  7,738           9,637
     Buildings                                            46,924          44,091
     Machinery and equipment                              80,026          75,712
                                                        --------        --------
                                                         134,688         129,440
Allowances for depreciation                              (75,365)        (71,443)
                                                        --------        --------
     Net Property, Plant and Equipment                    59,323          57,997
                                                        --------        --------
                                                        $282,887        $289,383
                                                        ========        ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                                            September 30,    December 31,
                                                                 1999            1998
                                                            --------------   -------------
(in thousands)                                               (Unaudited)

Liabilities

Current Liabilities
     Accounts payable                                            $ 34,867        $ 52,777
     Accrued compensation, related taxes and benefits              17,147          14,200
     Other accrued expenses                                         3,953           3,655
     Billings in excess of costs and estimated profits             24,314          14,774
     Income taxes                                                     839           4,640
     Casualty and liability insurance                               9,447           5,784
                                                                 --------        --------
     Total Current Liabilities                                     90,567          95,830

Revolving Credit Facility                                          20,000          35,000

Deferred Income Taxes                                               6,980           6,937

Minority Interest                                                     858           2,362

Contingencies and Commitments

Stockholders' Equity

     Preferred stock - par value $.01 per share;
      authorized 3,000,000 shares; issued - none
     Common stock - no par value; authorized
      15,000,000 shares; issued 8,946,468 shares                   33,549          33,549
     Additional paid-in capital                                     5,309           4,183
     Retained earnings                                            138,662         126,082
     Accumulated other comprehensive income                          (290)           (290)
                                                                 --------        --------
                                                                  177,230         163,524
     Treasury stock at cost
      (1999-1,603,722 shares; 1998-1,700,552 shares)              (11,812)        (12,299)
     Unearned compensation - restricted stock                        (936)         (1,971)
                                                                 --------        --------
          Total Stockholders' Equity                              164,482         149,254
                                                                 --------        --------
                                                                 $282,887        $289,383
                                                                 ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                             For the nine months ended
                                                                   September 30,
                                                               ---------------------
(in thousands)                                                   1999        1998
                                                               ---------   ---------
Cash Flow From Operating Activities
     Net income                                                $ 16,295    $ 13,491
     Adjustments to reconcile net income to net
      cash provided (utilized) by operating activities:
     Depreciation                                                 6,248       4,679
     Gain on sale of assets                                        (998)        (50)
     Minority interest, net of dividends paid                        39        (270)
     Other non-cash credits, net                                     76       1,500
     Change in operating assets and liabilities
      (using) providing cash:
     Accounts receivable                                         (2,430)    (13,897)
     Inventories                                                  5,544       4,422
     Prepaid expenses                                                26      (1,832)
     Costs, estimated profits and billings, net                  30,690         859
     Accounts payable                                           (17,910)    (14,809)
     Accrued liabilities                                          6,950       2,633
     Income taxes                                                (4,012)      2,044
                                                               --------    --------
     Net cash provided (utilized) by operating activities        40,518      (1,230)

Cash Flows from Investing Activities
     Capital expenditures                                        (9,421)    (12,739)
     Proceeds from sale of assets                                 3,070         112
     Acquisitions, net                                           (2,182)       (614)
     Change in investments and other assets                        (531)       (178)
                                                               --------    --------
     Net cash utilized by investing activities                   (9,064)    (13,419)

Cash Flows from Financing Activities
     Proceeds from revolving credit facility                     17,000      21,000
     Payments of revolving credit facility                      (32,000)        - -
     Dividends paid                                              (3,716)     (3,272)
     Other                                                        1,210         810
                                                               --------    --------
     Net cash provided (utilized) by financing activities       (17,506)     18,538
                                                               --------    --------
     Increase in cash and cash equivalents                       13,948       3,889
     Cash and cash equivalents at beginning of year               8,447      12,037
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 22,395    $ 15,926
                                                               ========    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The December 31, 1998 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Note B.      Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                    Three months           Nine months
                                                 ended September 30,   ended September 30,
                                                 -------------------   -------------------
(in thousands, except per share amounts)           1999       1998       1999       1998
                                                 --------   --------   --------   --------
Numerator:
Net income                                         $5,832     $5,173    $16,295    $13,491
                                                   ======     ======    =======    =======

Denominator:
Weighted-average shares                             7,218      7,085      7,157      7,062
Employee stock options and restricted stock           368        428        356        352
                                                   ------     ------    -------    -------
Weighted-average shares-assuming dilution           7,586      7,513      7,513      7,414
                                                   ======     ======    =======    =======

Earnings per share                                 $ 0.81     $ 0.73    $  2.28    $  1.91
                                                   ======     ======    =======    =======

Earnings per share-assuming dilution               $ 0.77     $ 0.69    $  2.17    $  1.82
                                                   ======     ======    =======    =======

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:



                                             September 30,    December 31,
(in thousands)                                   1999            1998
                                             --------------   -------------
Costs incurred on uncompleted contracts          $ 706,698       $ 608,870
Estimated profits                                   99,890          71,450
                                                 ---------       ---------
                                                   806,588         680,320
Less:  Billings to date                           (788,352)       (631,394)
                                                 ---------       ---------
                                                 $  18,236       $  48,926
                                                 =========       =========


Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                        September 30,    December 31,
(in thousands)                                             1999            1998
                                                       --------------   -------------
Costs and estimated profits in excess of billings           $ 42,550        $ 63,700
Billings in excess of costs and estimated profits            (24,314)        (14,774)
                                                            --------        --------
                                                            $ 18,236        $ 48,926
                                                            ========        ========


As reported earlier, in the matter captioned PITT-DES MOINES, INC. V. METROPOLITAN PIER & EXPOSITION AUTHORITY ET AL. the Company and defendants in that action agreed to settle all claims and counterclaims in consideration of the Company's receipt of $12 million. The result of this payment is reflected as a reduction in the above costs and estimated profits in excess of billings on uncompleted contracts.

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

The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1998 and during the nine months ended September 30, 1999, for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although such outcome could be material to the reported results of operations for the period in which it occurs.

Note E.  Business Segment Information

The Company has two reportable operating segments; Heavy Construction and Steel Distribution. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 1998 Annual Report except that inventory is accounted for on a First-In, First-Out basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level, and the Company does not allocate certain items to its segments including general corporate expenses, incentive stock plan charges, other income (expense), income tax expense and adjustments to the LIFO inventory reserve.


                                         Three months               Nine months
                                      ended September 30,       ended September 30,
                                    -----------------------   -----------------------
                                       1999         1998         1999         1998
                                    ----------   ----------   ----------   ----------
Earned Revenue:
  Heavy Construction                 $108,504     $100,351     $316,938     $264,145
  Steel Distribution                   52,994       55,138      146,357      156,682
  Corporate and Other                  (1,155)        (712)      (3,651)      (2,492)
                                     --------     --------     --------     --------
                                     $160,343     $154,777     $459,644     $418,335
                                     ========     ========     ========     ========

Income (Loss) from Operations:
  Heavy Construction                 $  9,374     $  6,251     $ 23,708     $ 17,963
  Steel Distribution                    4,426        5,218       11,396       13,244
  Corporate and Other                  (4,082)      (2,971)      (7,560)      (8,020)
                                     --------     --------     --------     --------
                                     $  9,718     $  8,498     $ 27,544     $ 23,187
                                     ========     ========     ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

The Company reported net income of $5.8 million, or $0.77 per diluted share, on earned revenue of $160.3 million for the quarter ended September 30, 1999. These results compare with net income of $5.2 million, or $0.69 per diluted share, on earned revenue of $154.8 million for the third quarter of 1998.

HEAVY CONSTRUCTION

Heavy Construction posted earned revenue of $108.5 million, representing an increase of $8.2 million, or 8 percent, over the prior year quarter. The steel buildings and water storage markets accounted for the majority of the increase. The steel buildings market has benefited from a consistent flow of sizable contracts, further increasing utilization of the Eloy, Arizona facility which was brought on line in 1998. Strong demand from municipalities, as they experience ample funds from higher tax receipts, contributed to the continued growth within the water storage market.

Income from operations rose $3.1 million, or 50 percent, for the third quarter due to the earned revenue growth and leverage of the operating expense lines over the prior year. All construction markets reported higher gross margins resulting in a 2.1 percentage point improvement from the third quarter of 1998. Lower selling, general and administrative (S,G&A) expense as a percentage of earned revenue, which decreased to 6.0 percent from 6.3 percent a year ago, also contributed to the growth in operating income.

New awards decreased $16.5 million, or 14 percent, to $98.6 million for the quarter ended September 30, 1999. While the steel buildings and steel bridges markets accounted for the lower third quarter awards, both anticipate stronger levels of bidding activity in the fourth quarter of 1999 and beginning of 2000. Despite the lower quarterly new awards, backlog stood at $369.0 million at September 30, 1999 versus $287.7 million at September 30, 1998.

STEEL DISTRIBUTION

Steel Distribution's earned revenue decreased $2.1 million quarter-to-quarter from $55.1 million to $53.0 million in 1999, despite a 5 percent increase in tonnage shipped. Lower transaction prices accounted for the decrease from the prior year. However, if recent price increases on some of the Company's key product lines hold and strong demand in the Western U.S. continues, future results should be favorably impacted.

Income from operations of $4.4 million was down from $5.2 million in the third quarter of 1998 as a result of the aforementioned decrease in earned revenue and higher S,G&A costs. Despite the lower sales, gross margins were equivalent to prior year. S,G&A expense in absolute dollars was up $0.5 million from third quarter 1998 levels due to incremental costs associated with new

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

STEEL DISTRIBUTION  (continued)

or expanded steel service center operations. As a percentage of earned revenue, S,G&A expense increased to 7.5 percent, from 6.4 percent a year ago.

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $4.1 million in the third quarter of 1999 compared with $3.0 million for the prior year quarter. The increase from 1998 relates primarily to compensation expense recognized under a management incentive program and incentive stock plan.

Interest expense of $0.6 million in 1999 was $0.1 million higher than in the prior-year quarter. Interest expense is directly related to the level of net borrowings the Company maintains throughout the period. On September 30, 1999, the Company had $20 million of outstanding debt under its revolving credit facility, compared with $32.0 million at September 30, 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

The Company reported net income of $16.3 million, or $2.17 per diluted share, on earned revenue of $459.6 million for the nine months ended September 30, 1999. These results compare with net income of $13.5 million, or $1.82 per diluted share, on earned revenue of $418.3 million for the nine months ended September 30, 1998.

HEAVY CONSTRUCTION

The Heavy Construction segment reported a 20 percent increase in earned revenue from $264.1 million to $316.9 million for the first nine months of 1999. This segment experienced broad-based growth as all construction markets posted double-digit percentage growth over the comparable period in 1998. The majority of the increase was contributed by the liquid and cryogenic storage market which benefited from progress on contracts for conventional storage tanks, while the steel buildings market growth was attributable to a consistent flow of sizable contracts, which further increased utilization of the Eloy, Arizona facility.

Income from operations increased $5.7 million from $18.0 million a year ago to $23.7 million for the first nine months of 1999. Earned revenue growth and leverage of the S,G&A expense line over the prior year accounted for the improvement over 1998. S,G&A expense as a percentage of earned revenue dropped to 6.4 percent for the first nine months of 1999, from 7.1 percent for the period ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEAVY CONSTRUCTION  (continued)

New awards rose $40.1 million, or 14 percent, to $336.0 million for the first nine months of 1999 due primarily to increased water storage and steel bridges awards activity. The water storage market posted higher new awards on solid demand from municipalities, while the steel bridges market benefited from strong levels of private and public infrastructure spending for bridge construction and repair.

STEEL DISTRIBUTION

Steel Distribution reported earned revenue of $146.4 million, a 7 percent decrease from $156.7 million in earned revenue for the nine months ended September 30, 1998, despite a slight increase in tonnage shipped. Lower transaction prices in the marketplace accounted for the decrease from the first nine months of 1998.

Income from operations of $11.4 million was down from $13.2 million in 1998 as a result of the decrease in earned revenue and higher S,G&A costs. S,G&A expense in absolute dollars rose $0.9 million from the first nine months of 1998, primarily due to incremental costs associated with new or expanded steel service center operations. As a percentage of earned revenue, S,G&A expense increased to 7.8 percent, from 6.7 percent a year ago.

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $7.6 million in the first nine months of 1999 compared with $8.0 million for the comparable period of 1998. The slight decrease from 1998 was primarily due to lower compensation expense recognized under an incentive stock plan.

Interest expense of $2.3 million for the first nine months of 1999 compares with $1.2 million in the prior year. The increase in interest expense for the period relates to the higher level of borrowings to fund capital expansion and to finance general working capital needs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000

The Company initiated a review of its software systems in 1997 in view of the fact that certain systems may not properly recognize dates after the year 1999, which could cause those systems to produce invalid results or fail to operate. This is commonly referred to as "the Year 2000 problem." The Company's Year 2000 plan encompasses three main phases: Assessment, Remediation and Testing. All phases of the Year 2000 plan have generally been conducted by the Company's information technology personnel. While the Company has not tracked these costs separately, it does not believe the impact of the Year 2000 remediation efforts has had a material impact on the Company's results of operations for the periods presented, or that any additional costs will have a material impact on the Company's future results of operations.

The Company has completed the assessment phase and remediation phase of all major information technology systems. The majority of these systems, including software applications, have been updated through the normal course of upgrades and program maintenance. The Company has established plans for the remaining testing which the Company anticipates will conclude by December of 1999.

The Company has completed the assessment phase and remediation phase of all critical operating equipment which utilizes non-information technology systems, typically embedded technology such as micro controllers. The Company has either made the recommended changes, or contacted vendors to determine whether the equipment will experience Year 2000 problems. The Company has established plans for the remaining testing which the Company anticipates will conclude by December of 1999.

The Company has contacted its significant suppliers and financial institutions to determine the status of their Year 2000 compliance. Of the suppliers and financial institutions that responded, none have reported that they expect any significant problems as a result of the Year 2000 issue. However, some institutions have not returned what the Company deems adequate responses to determine the status of their Year 2000 compliance. Therefore, management continues to evaluate what impact the failure of these organizations to become Year 2000 compliant could have on the Company's consolidated financial position or results of operations.

Management of the Company believes its Year 2000 program is addressing the Year 2000 issue in a timely manner. However, as noted above, the Company has not yet completed the testing phase of its Year 2000 program. In the event that the Company does not complete the testing phase and certain remediation efforts fail, the Company may have to conduct certain operations in an alternative manner. There can be no assurance that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in such a manner. In addition, disruptions in the general economy or from third parties resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost earned revenue, as a result of the Company's failure to be Year 2000 compliant, a third party's failure to be Year 2000 compliant or an economic slowdown, cannot be reasonably estimated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000  (continued)

The Company has evaluated contingency plans in the event of a Year 2000 failure and intends to rely primarily on existing emergency backup plans. These plans are utilized periodically in instances of power outages, inclement weather conditions, etc.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company's primary source of liquidity was cash flow generated from operations, which was partially utilized for investing activities. Working capital decreased $5.1 million from $118.5 million at December 31, 1998 to $113.4 million at September 30, 1999.

Net cash provided by operating activities increased $41.7 million when compared with the $1.2 million of cash utilized in the first nine months of 1998. A significant net decrease in costs, estimated profits and billings, net and accounts receivable accounted for the improvement over the first nine months of 1998. The changes in operating assets and liabilities vary from period to period and are affected by the mix, stage of completion and commercial terms of contracts.

Net cash utilized by investing activities of $9.1 million for the nine months ended September 30, 1999, consisted of capital expenditures and the acquisition of the remaining 18 percent interest in Oregon Culvert Company, Inc. for $2.2 million. The Company expended $9.4 million for capital improvements, including construction of a new steel service center in Woodland, Washington, expansion and improvement of other facilities and the purchase of additional field equipment. Also during the first nine months of 1999, the Company realized $3.1 million in proceeds from the sale of idle property. The Company anticipates that capital expenditures for the remainder of 1999 will approximate the level of depreciation and amortization.

The Company continues to evaluate and selectively pursue opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses. Acquisition and investment candidates are evaluated based on various criteria in a process which includes due diligence, management reviews and board approval. Management anticipates that investment and/or acquisition opportunities will be available to the Company and intends to investigate those opportunities for future growth and expansion of its business. The Company expects that any such acquisitions will be financed from cash on hand or available under the Company's revolving credit facility. In certain cases, acquisitions may be funded using stock or pursuant to stand-alone credit facilities.

Cash utilized by financing activities consisted primarily of payments on the Company's revolving credit facility. The Company also paid cash dividends of $3.7 million, or $0.51 per share, compared with $3.3 million, or $0.45 per share, during the nine months ended September 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES  (continued)

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $70.0 million unsecured revolving credit facility which expires on January 31, 2002. On November 8, 1999, $15 million of borrowings and $8.6 million of stand-by letters of credit were outstanding under this credit facility.

FORWARD-LOOKING STATEMENTS

Any of the comments in this quarterly report that refer to the Company's estimated or future results, margins on existing or future projects, long-term profitability, Year 2000 issues and demand and growth trends for the Company, are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. The Company's estimates of future performance depend on, among other things, the likelihood of receiving certain new awards. While these estimates are based on the good faith judgment of management, these estimates frequently change based on new facts which become available. In addition, the timing of receipt of revenue by the Company from engineering and construction projects can be affected by a number of factors outside the control of the Company. The Company's businesses are also subject to fluctuations in demand and to changing global economic and political conditions which are beyond the control of the Company and may cause actual results to differ from the forward-looking statements contained in this quarterly report.

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

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

       (27)  Financial Data Schedule.

       (b)  Reports on Form 8-K.

       There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.

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



                                       Pitt-Des Moines, Inc.
                                     -------------------------------
                                           (Registrant)



                                     Principal Executive Officer:



Date:  November 12, 1999             By: /s/ Wm. W. McKee
                                         --------------------------------
                                           Wm. W. McKee
                                           (President and
                                           Chief Executive Officer)



                                     Principal Financial Officer:



Date:  November 12, 1999             By: /s/ R. A. Byers
                                         -------------------------------
                                           R. A. Byers
                                           (Vice President
                                           Finance and Treasurer)

                                 EXHIBIT INDEX


   Exhibit
   Number
   ------


    (27)           Financial Data Schedule