Form 10-K
period 1999-12-31
PITT DES MOINES INC
filed 2000-03-30
CIK 78853

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
   (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1999

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from      to

                         Commission file number 1-5259

                             PITT-DES MOINES, INC.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                             25-0729430
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

   1450 Lake Robbins Drive, Suite 400,                   77380
      The Woodlands, Texas                             (Zip Code)
   (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No___
     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the registrant's voting stock held by non-affiliates was at least $84,387,297 on February 29, 2000, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

     Common Stock outstanding as of February 29, 2000 . . . . .7,389,890 shares.

Documents Incorporated by Reference:

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

     Annual Report to Stockholders for fiscal year ended December 31, 1999 . . . . . . Part I and Part II

     Proxy Statement anticipated to be dated March 30, 2000 . . . . . . . . . .
 . . . . . . . Part III, Items 10-13

_______________________________________________________________________________

                                     PART I


Item 1.  Business


General


Pitt-Des Moines, Inc. and its subsidiaries ("PDM" or the "Company") began conducting business in 1892 and was incorporated in Pennsylvania on February 14, 1916. The Company's principal executive offices are located at 1450 Lake Robbins Drive, Suite 400, The Woodlands, Texas 77380, telephone number (281) 765-4600.


PDM is a diversified engineering and construction company, and a distributor of a broad range of carbon steel products. The Company currently operates through two business segments: Heavy Construction, and Steel Distribution. The Heavy Construction segment specializes in the engineering and design, procurement, fabrication, erection and rehabilitation of steel products including liquid and cryogenic storage and processing systems, water storage systems, bridges and buildings. The Steel Distribution segment processes and distributes a full line of heavy carbon steel products and manufactures and markets corrugated metal culvert pipe and accessories.


A summary of the Company's products and services by business segment is set forth below.


Heavy Construction


The Heavy Construction business provides:


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


 Steel Distribution


The Company's Steel Distribution segment operates eight steel service centers and three culvert facilities located in the West and Midwest regions of the United States. During 1999, the Company completed construction of a new steel service center in Woodland, Washington. This new facility serves Portland, Seattle and the entire Pacific Northwest.


  In early 1999, the Company acquired the remaining interest in Oregon Culvert Company, Inc., which operates facilities in Washington and Oregon.


  The steel service centers process and distribute to end users a general line of carbon steel products including plates, sheets, structural shapes, bars, tubes, pipe and other miscellaneous metal products. This segment also manufactures and markets to end users corrugated metal culvert pipe and accessories. The Steel Distribution segment's primary markets include steel fabricators, original equipment manufacturers, mining, logging, agricultural and road construction industries.


  The Company and the industry as a whole deem the maintenance of adequate levels of inventory to be integral to the Steel Distribution business. The Company believes that it has adequate levels of inventory on hand to meet current and anticipated customer demand.


Other


Several large companies compete nationally in some product lines with the Company and there are several local and regional companies that compete in certain product lines in specific geographic areas. The majority of the Heavy Construction segment's work is secured through open competitive bidding or through direct negotiations with industry or government agencies.

Competition is based primarily on performance including the ability to provide design, engineering and on-site field construction services in a cost-effective and timely manner. The Steel Distribution segment's volume of business is based on the price, delivery, credit terms, and first stage preprocessing of products that it offers to its customers as well as the segment's reputation.


  The Company's earned revenue was $629 million in 1999, compared with $567 million in 1998 and $475 million in 1997. For further financial information refer to the Consolidated Financial Statements contained in PDM's 1999 Annual Report to Stockholders and incorporated herein by reference.


  The principal raw materials essential to the Company's business are steel, alloys and other metal plates and structural sections. The Company procures these raw materials from various domestic and foreign sources.


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


  The Company had a backlog of uncompleted contracts of $300 million on December 31, 1999 compared to $346 million on December 31, 1998. Substantially all backlog is expected to be completed during 2000. The decrease in backlog from 1998 is attributable to lower sales activity for the Liquid and Cryogenic Storage group and Steel Building group. The Liquid and Cryogenic Storage group experienced decreased market activity as soft demand from oil and gas companies and weak South American economies negatively impacted capital spending. The Steel Building group new awards were down from 1998's historical high, but demand is expected to be strong in 2000 resulting in solid bidding activity.


  Factors such as the type and scope of operations in progress at any given time, including weather conditions at field sites, create fluctuations in the employment level at PDM. On December 31, 1999, the Company employed 2,783 persons, of which 831 were salaried personnel and 1,952 were hourly personnel.


  Financial information for the Company's two business segments is included in the Business Segment Information Section of PDM's 1999 Annual Report to Stockholders, which section is incorporated herein by reference.

Item 2.  Properties


Operations of the Company are conducted at both owned and leased properties. In addition, certain owned properties of the Company are leased to third party tenants. The following table indicates each of the Company's facilities by segment, location, type of facility, year operations began, and square footage of property owned or leased on December 31, 1999:

                                                                                    YEAR
                                                             TYPE OF             OPERATIONS  SQUARE
LOCATION                                                     FACILITY              BEGAN     FOOTAGE

HEAVY CONSTRUCTION
------------------
Harpersville, Alabama                                      Warehouse and office      1996     11,500
Eloy, Arizona                                                 Fabrication plant      1998    108,450
Fresno, California                                                    Toolhouse      1963     52,140
Stockton, California                               Fabrication plant and office      1987    143,000
Palatka, Florida                                   Fabrication plant and office      1997    148,564
Clive, Iowa                                        Fabrication plant and office      1955    176,540
Des Moines, Iowa                                                      Toolhouse      1900     29,000
Pittsburgh, Pennsylvania                                   Office and toolhouse      1927     98,780
Warren, Pennsylvania                                          Fabrication plant      1959    125,960
Franklin, Tennessee                                                   Toolhouse      1977     28,220
Conroe, Texas (1)                                                        Office      1996      1,600
Hitchcock, Texas (2)                                                  Toolhouse      1994      5,000
The Woodlands, Texas (1)                                                 Office      1996     57,900
Provo, Utah                                                   Fabrication plant      1959    154,950
Eau Claire, Wisconsin                              Fabrication plant and office      1994    309,500
Wausau, Wisconsin                                  Fabrication plant and office      1991    157,090
Port Coquitlam, B.C. Canada (1)                                          Office      1997     12,300
Trenton, Ontario, Canada (1)                                             Office      1997        800
Barcelona, Venezuela (1)                                              Toolhouse      1999     23,700

STEEL DISTRIBUTION
------------------

Fresno, California                                         Warehouse and office        1955  112,800
Santa Clara, California                                    Warehouse and office        1947  108,530
Stockton, California                                       Warehouse and office        1967  191,500
Cedar Rapids, Iowa                                         Warehouse and office        1976   66,800
Des Moines, Iowa                                           Warehouse and office        1900  109,100
Sparks, Nevada                                             Warehouse and office        1974   78,940
Tualatin, Oregon                                           Warehouse and office        1973   31,620
Spanish Fork, Utah                                         Warehouse and office        1977   74,280
Arlington, Washington (3)                                  Warehouse and office        1993   13,970
Woodland, Washington                                       Warehouse and office        1999  192,000
Seattle, Washington (1)                                                  Office        1999    1,000

IDLE HOLDINGS, INCLUDING PLANT AND PROPERTY (4)
-----------------------------------------------
Des Moines, Iowa                                   Fabrication plant and office        1900  230,000
Hilliard, Ohio                                     Fabrication plant and office        1971  179,000
Pittsburgh, Pennsylvania                                                 Office        1927   10,234
Provo, Utah (5)                                                          Office        1959   15,731

----------
  (1) Company leases building from outside third party.

  (2) Company leases land and building from outside third party.

  (3) Company leases land from outside third party.

  (4) Company pursues the sale or development of all idle facilities and regularly evaluates similar opportunities for facilities not fully utilized.

  (5) Company is leasing facility to outside third party.

  The properties listed above are utilized by the Company's business segments as indicated. The Company's production capacity is adequate for its present needs. The Company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the Company's business as now conducted.

Item 3.  Legal Proceedings

See Contingencies note accompanying the consolidated financial statements contained in PDM's 1999 Annual Report to Stockholders, which note is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

 Not applicable.

Executive Officers of the Registrant

  Information regarding executive officers of the Registrant is presented in
Part III of this report and is incorporated herein by reference.

                                    PART II


Information for Items 5, 6, 7 and 7A is included in PDM's 1999 Annual Report to Stockholders and is incorporated herein by reference (and except for these sections, and sections incorporated herein by reference in Items 1 and 8 of this report, PDM's Annual Report to Stockholders is not deemed to be filed as part of this report):


                                                      ANNUAL REPORT
                                                      TO STOCKHOLDERS
ITEM NO.    TITLE                                     SECTION/TITLE
--------    ------------------------------            ---------------

Item 5.     Market for Registrant's Common Equity     Common Stock Information
            and Related Stockholder Matters           included in Stockholders'
                                                      Reference section

Item 6.     Selected Financial Data                   Five-Year Selected
                                                      Financial Data

Item 7.     Management's Discussion and Analysis      Management's Discussion
            of Financial Condition and Results of     and Analysis
            Operations

Item 7A.    Qualitative and Quantitative Disclosures  Management's Discussion
            About Market Risk                         and Analysis


Item 8.    Financial Statements and Supplemental Data


The financial statements consisting of Consolidated Statements of Income, Consolidated Statements of Financial Condition, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity, Notes to Consolidated Financial Statements, and Business Segment Information are included in the Consolidated Financial Statements section of PDM's 1999 Annual Report to Stockholders, which is incorporated herein by reference. The report of independent auditors on PDM's consolidated financial statements is contained in the Report of Independent Auditors and Management section of PDM's 1999 Annual Report to Stockholders, which is incorporated herein by reference. The unaudited Two Year Quarterly Results of Operations contained in PDM's 1999 Annual Report to Stockholders is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


 Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant (1)

  Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated March 30, 2000 (the "Proxy Statement") which information is incorporated herein by reference.

  The principal executive officers of the Company and their recent business experience are as follows:

W. R. Jackson, age 91

 Director since 1940;
 Chairman Emeritus since 1988; formerly Chairman of the Board since 1971. Mr. Jackson has been with the Company since 1936 and is the father of Mr. Jackson, Jr. and Mrs. Townsend.

P. O. Elbert, age 69

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


Wm. W. McKee, age 61 (2)


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

R. A. Byers, age 52 (2)

  Treasurer since 1988 and Vice President, Finance and Administration since 1987; formerly Vice President, Finance since 1984; formerly Controller since 1982; formerly Assistant Controller since 1981; formerly Manager of Financial Reporting since 1979; and formerly with Ernst & Young LLP for ten years.

T. R. Lloyd, age 51 (2)

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

(2) The Company has agreements with each of Messrs. McKee, Byers and Lloyd covering, among other things, their positions as executive officers of the Company after a change of control of the Company.

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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) 1.   Financial Statements


         The following consolidated financial statements and Report of Independent Auditors previously incorporated by reference in Part II,
         Item 8 of this report are incorporated herein by reference:

         Report of Independent Auditors

         Consolidated Statements of Income -- Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

         Consolidated Statements of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1999, 1998 and 1997

         Notes To Consolidated Financial Statements


    2.   Financial Statement Schedules


         The following consolidated financial statement schedule of Pitt-Des Moines, Inc. and subsidiaries should be read in conjunction with the Company's consolidated financial statements in the Annual Report.


         Schedule II. Valuation and Qualifying Accounts for years ended December31, 1999, 1998 and 1997


         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    3.   Exhibits:


   3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference)

   3.2 Bylaws, as amended to date (filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         (Cont'd)

4.1 Revolving Credit and Letter of Credit Issuance Agreement dated as of February 16, 1999 by and among Pitt-Des Moines, Inc. and PNC Bank, National Association, Wells Fargo Bank, N.A., American National Bank and LaSalle National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)


10.1* Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

10.2* Amendment to agreement executed by and between the Company and Wm. W. McKee filed as Exhibit 10.1 hereto (filed as Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.3* Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

10.4* Amendment to agreement executed by and between the Company and R. A. Byers filed as Exhibit 10.3 hereto (filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.5* Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

10.6* Amendment to agreement executed by and between the Company and T. R. Lloyd filed as Exhibit 10.5 hereto (filed as Exhibit 10.6 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)


10.7* Management Incentive Plan (filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

10.8* Summary of Company 1999 Management Incentive Plan (MIP) (filed herewith)

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

  10.18* Amendment to Stock Option Agreement executed by and between the Company and P. O. Elbert filed as Exhibit 10.17 hereto (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         (Cont'd)

10.19* Supplemental Benefit and Supplemental Salaried Retirement Plan (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.20* Long Term Incentive Stock Plan of 1997 (filed under the Company's Registration Statement No. 333-68853 on Form S-8 dated December 14, 1998 and incorporated herein by reference)

13 Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1999, which are incorporated herein by reference (filed herewith)

21       Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

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


                                           PITT-DES MOINES, INC.


March 28, 2000                             By: /s/ Wm. W. McKee
                                             ---------------------------------
                                                Wm. W. McKee
                                                President and
                                                Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signatures                             Title                   Date


Principal Executive Officer:



/s/ Wm. W. McKee                      President, Chief          March 28, 2000
------------------------------------  Executive Officer and
    Wm. W. McKee                      Director


Principal Financial and Accounting Officer:


/s/ R. A. Byers                       Chief Financial Officer   March 28, 2000
------------------------------------  and Chief Accounting
    R. A. Byers                       Officer


Other Directors:


/s/ J. C. Bates                       Director                  March 28, 2000
------------------------------------
    J. C. Bates


/s/ V. G. Beghini                     Director                  March 28, 2000
------------------------------------
    V. G. Beghini

     Signatures                     Title                     Date


/s/ R. W. Dean                      Director                 March 28, 2000
--------------------------
    R. W. Dean


/s/ P. O. Elbert                    Director                 March 28, 2000
--------------------------
    P. O. Elbert


/s/ W. L. Friend                    Director                 March 28, 2000
--------------------------
    W. L. Friend


/s/ W. R. Jackson                   Director                 March 28, 2000
--------------------------
    W. R. Jackson


/s/ W. R. Jackson, Jr.              Director                 March 28, 2000
--------------------------
    W. R. Jackson, Jr.


/s/ W. E. Lewellen                  Director                 March 28, 2000
--------------------------
    W. E. Lewellen


/s/ A. J. Paddock                   Director                 March 28, 2000
--------------------------
    A. J. Paddock


/s/ J. W. Robinson                  Director                 March 28, 2000
--------------------------
    J. W. Robinson


/s/ P. J. Townsend                  Director                 March 28, 2000
--------------------------
   P. J. Townsend

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             Pitt-Des Moines, Inc.

                                                            Additions       Deductions
                                                                                (1)
                                                         -------------    ---------------
                                         Balance at        Charged to
                                        Beginning of        Costs and        Credited to        Balance at
            Description                    Period           Expenses            Asset          End of Period
 --------------------------------      ---------------    ------------      -------------     ----------------
Deducted from accounts receivable
 as allowance for doubtful
 accounts:

Year ended December 31, 1999               $  793,000        $1,348,046          $265,986         $1,875,060

Year ended December 31, 1998               $1,058,724        $  599,298          $865,022         $  793,000

Year ended December 31, 1997               $  868,000        $  363,233          $172,509         $1,058,724



---------------------
(1) Write-off of accounts deemed to be uncollectible and adjustment of accruals.