Form 10-Q
period 2000-03-31
PITT DES MOINES INC
filed 2000-05-12
CIK 78853

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

                 For the quarterly period ended March 31, 2000

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

Yes   X    No
    _____     _____

  On April 28, 2000,  7,386,364 shares of Common Stock were outstanding.

==============================================================================

                               TABLE OF CONTENTS

                                                                                               Page
Part I - Financial Information
          Item 1.    Financial statements                                                       3

          Item 2.    Management's discussion and analysis of
                     financial condition and results of operations                             11

          Item 3.    Quantitative and qualitative disclosures about market risk                14


Part II - Other Information

          Item 1.    Legal proceedings                                                         15

          Item 6.    Exhibits and reports on Form 8-K                                          15


Signatures                                                                                     16

                        Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                             For the three months ended
                                                                       March 31,
                                                          -------------------------------
  (in thousands, except per share amounts)                   2000                  1999
                                                          ---------             ---------
Earned revenue                                            $ 178,708             $ 142,846
Cost of earned revenue                                     (154,470)             (122,314)
                                                          ---------             ---------
Gross profit from operations                                 24,238                20,532

Selling, general and administrative expenses                (14,202)              (12,050)
                                                          ---------             ---------
  Income from operations                                     10,036                 8,482

Other income/(expense):
  Interest income                                               203                   177
  Interest expense                                             (335)                 (702)
  Gain on sale of assets                                       (215)                  950
  Miscellaneous, net                                           (390)                 (196)
                                                          ---------             ---------
                                                               (737)                  229
                                                          ---------             ---------
  Income before income taxes                                  9,299                 8,711
  Income taxes                                               (3,707)               (3,414)
                                                          ---------             ---------
  Net income                                              $   5,592             $   5,297
                                                          =========             =========
Per common share:
  Earnings per share                                      $    0.77             $    0.75
                                                          ---------             ---------
  Earnings per share - assuming dilution                  $    0.74             $    0.71
                                                          ---------             ---------

Cash dividend                                             $    0.20             $    0.17
                                                          ---------             ---------

Shares used to calculate:  (in thousands)

  Earnings per share                                          7,269                 7,106
                                                          ---------             ---------

  Earnings per share - assuming dilution                      7,540                 7,451
                                                          ---------             ---------

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                          $ 145,391             $ 126,082
    Net income                                                5,592                 5,297
    Dividends paid                                           (1,478)               (1,232)
    Other                                                      -                      (23)
                                                          ---------             ---------
Balance at end of period                                  $ 149,505             $ 130,124
                                                          =========             =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition


                                                                     March 31,                   December 31,
                                                                      2000                          1999
                                                                 ----------------              ----------------
(in thousands)                                                      (Unaudited)
Assets

Current Assets

     Cash and cash equivalents                                      $    2,728                    $    8,974
     Accounts receivable including retentions
     (less allowances:  2000-$1,483; 1999-$1,875)                      120,288                       102,320
     Inventories                                                        30,469                        30,741
     Costs and estimated profits in excess
      of billings                                                       57,157                        61,150
     Deferred income taxes                                               8,545                         8,545
     Prepaid expenses                                                    1,864                         1,075
                                                                     ---------                     ---------
          Total Current Assets                                         221,051                       212,805


Other Assets                                                            14,842                        14,698

Goodwill                                                                 7,127                         7,186

Property, Plant and Equipment
        Land                                                             7,538                         7,737
        Buildings                                                       48,617                        48,665
        Machinery and equipment                                         81,287                        80,753
                                                                     ---------                    ----------
                                                                       137,442                       137,155
Allowances for depreciation                                            (77,853)                      (76,800)
                                                                     ---------                    ----------
     Net Property, Plant and Equipment                                  59,589                        60,355
                                                                     ---------                    ----------
                                                                     $ 302,609                     $ 295,044
                                                                     =========                    ==========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition


                                                                          March 31,            December 31,
                                                                            2000                  1999
                                                                      ---------------         ---------------
(in thousands)                                                          (Unaudited)
Liabilities

Current Liabilities
     Accounts payable                                                  $  40,272               $  61,424
     Accrued compensation, related taxes and benefits                     16,050                  17,333
     Other accrued expenses                                                3,583                   3,673
     Billings in excess of costs and estimated profits                    24,779                  18,298
     Income taxes                                                          5,238                   3,988
     Casualty and liability insurance                                     10,539                   8,754
                                                                       ---------               ---------
     Total Current Liabilities                                           100,461                 113,470

Revolving Credit Facility                                                 15,000                    -

Deferred Income Taxes                                                      8,287                   8,288

Minority Interest                                                            910                     881

Contingencies and Commitments

Stockholders' Equity

     Preferred stock - par value $.01 per share;
      authorized 3,000,000 shares; issued - none
     Common stock - no par value; authorized
      15,000,000 shares; issued 8,946,468 shares                          33,549                  33,549
     Additional paid-in capital                                            7,007                   6,305
     Retained earnings                                                   149,505                 145,391
     Accumulated other comprehensive income                                 -                       -
                                                                       ---------               ---------
                                                                         190,061                 185,245
     Treasury stock at cost
      (2000-1,551,378 shares; 1999-1,597,866 shares)                     (11,441)                (11,784)
     Unearned compensation - restricted stock                               (669)                 (1,056)
                                                                       ---------               ---------
          Total Stockholders' Equity                                     177,951                 172,405
                                                                       ---------               ---------
                                                                       $ 302,609               $ 295,044
                                                                       =========               -========

See Notes to Consolidated Financial Statements.

                            PITT-DES MOINES, INC.
                    Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                           For the three months ended
                                                                                     March 31,
                                                                       ----------------------------------
(in thousands)                                                             2000                  1999
                                                                        ----------            -----------
Cash Flow From Operating Activities
     Net income                                                          $   5,592              $   5,297
     Adjustments to reconcile net income to net
      cash utilized by operating activities:
     Depreciation and amortization                                           2,028                  1,871
     Gain (loss) on sale of assets                                             215                   (950)
     Minority interest, net of dividends paid                                   29                     10
     Other non-cash (credits) debits, net                                    1,228                    (30)
     Change in operating assets and liabilities
      (using) providing cash:
     Accounts receivable                                                   (17,968)                (6,863)
     Inventories                                                               272                  5,968
     Prepaid expenses                                                         (789)                (2,414)
     Costs, estimated profits and billings, net                             10,474                  8,916
     Accounts payable                                                      (21,152)               (17,028)
     Accrued liabilities                                                       412                   (367)
     Income taxes                                                            1,249                  1,562
                                                                         ---------              ---------
     Net cash utilized by operating activities                             (18,410)                (4,028)

Cash Flows from Investing Activities
     Capital expenditures                                                   (1,439)                (3,476)
     Proceeds from sale of assets                                               19                  2,979
     Acquisitions, net of cash acquired                                          0                 (2,182)
     Change in investments and other assets                                      6                   (162)
                                                                         ---------              ---------
     Net cash utilized by investing activities                              (1,414)                (2,841)

Cash Flows from Financing Activities
     Proceeds from revolving credit facility                                35,000                 17,000
     Payments of revolving credit facility                                 (20,000)                     0
     Dividends paid                                                         (1,478)                (1,232)
     Other                                                                      56                     94
                                                                         ---------              ---------
     Net cash provided by financing activities                              13,578                 15,862
                                                                         ---------              ---------
     (Decrease) increase in cash and cash equivalents                       (6,246)                 8,993
     Cash and cash equivalents at beginning of year                          8,974                  8,447
                                                                         ---------              ---------
Cash and cash equivalents at end of period                               $   2,728              $  17,440
                                                                         =========              =========

See Notes to Consolidated Financial Statements.

Item 1.                 Financial Statements (Continued)

                             PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The December 31, 1999 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Note B.  Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:


                                                                                 Three months
                                                                                ended March 31,
                                                                       -----------------------------------
(in thousands, except per share amounts)                                    2000                 1999
                                                                       -------------        --------------
Numerator:
Net income                                                               $ 5,592               $ 5,297
                                                                         =======               =======

Denominator:
Weighted-average shares                                                    7,269                 7,106
Employee stock options and restricted stock                                  271                   345
                                                                         -------               -------
Weighted-average shares-assuming dilution                                  7,540                 7,451
                                                                         =======               =======

Earnings per share                                                       $  0.77               $  0.75
                                                                         =======               =======

Earnings per share-assuming dilution                                     $  0.74               $  0.71
                                                                         =======               =======

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:


                                                                    March 31,             December 31,
(in thousands)                                                        2000                   1999
                                                                ---------------         ---------------
Costs incurred on uncompleted contracts                               $ 735,668               $ 664,064
Estimated profits                                                       104,874                  94,429
                                                                ---------------         ---------------
                                                                        840,542                 758,493
Less:  Billings to date                                                (808,164)               (715,640)
                                                                ---------------         ---------------
                                                                      $  32,378               $  42,853
                                                                ===============         ===============


Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:


                                                     March 31,   December 31,
(in thousands)                                        2000           1999
                                                    ----------  -------------
Costs and estimated profits in excess of billings     $ 57,157       $ 61,150
Billings in excess of costs and estimated profits      (24,779)       (18,297)
                                                      --------       --------
                                                      $ 32,378       $ 42,853
                                                      ========       ========


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

The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1999 and during the three months ended March 31, 2000 for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although such outcome could be material to the reported results of operations for the period in which it occurs.

Note E.  Business Segment Information

The Company has two reportable operating segments; Heavy Construction and Steel Distribution. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 1999 Annual Report except that inventory is accounted for on a First-In, First-Out basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level, and the Company does not allocate certain items to its segments including general corporate expenses, incentive stock plan charges, other income (expense), income tax expense and adjustments to the LIFO inventory reserve.



                                                        Three months
                                                       ended March 31,
                                                 -------------------------
                                                    2000           1999
                                                 --------         --------
Earned Revenue:
  Heavy Construction                             $124,241         $ 99,512
  Steel Distribution                               55,239           44,566
  Corporate and Other                                (772)          (1,232)
                                                 --------         --------
                                                 $178,708         $142,846
                                                 ========         ========

Income (Loss) from Operations:
  Heavy Construction                             $  9,416         $  7,881
  Steel Distribution                                4,774            3,140
  Corporate and Other                              (4,154)          (2,539)
                                                 --------         --------
                                                 $ 10,036         $  8,482
                                                 ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared with three months ended March 31, 1999.

The Company reported net income of $5.6 million, or $0.74 per diluted share, on earned revenue of $178.7 million for the quarter ended March 31, 2000. These results compare with net income of $5.3 million, or $0.71 per diluted share, on earned revenue of $142.8 million for the first quarter of 1999.

HEAVY CONSTRUCTION

Heavy Construction posted earned revenue of $124.2 million, representing an increase of $24.7 million, or 25 percent, over the prior year quarter. All product groups experienced growth over the first quarter of 1999, with the Steel Building product group accounting for the majority of the increase. The Steel Building group benefited from a consistent order flow driven by strong demand for office space, hotels and other developments in the Western and Southwestern United States. Also contributing to the earned revenue growth were the Water Storage and Steel Bridge groups. The Water Storage group continues to experience strong demand from municipalities, while the Steel Bridge group continues to benefit from solid federal and state infrastructure spending.

Income from operations rose $1.5 million to $9.4 million for the first quarter due to the earned revenue growth and leverage of the selling, general and administrative (S,G&A) expense line over the prior year. S,G&A expense as a percentage of earned revenue improved 0.8 percentage points to 5.2 percent, compared with 6.0 percent in the first quarter of 1999.

New awards increased $40.7 million, or 51 percent, to $120.5 million on the strength of the Steel Building and Steel Bridge product groups, which experienced active markets for the aforementioned reasons. Backlog approximated year-end 1999 levels, totaling $297.3 million at March 31, 2000.


STEEL DISTRIBUTION

Steel Distribution's earned revenue increased $10.6 million quarter-to-quarter, from $44.6 million to $55.2 million, due to an increase in tonnage shipped. Strong market activity, coupled with the favorable impact of new and expanded steel service center operations, contributed to the growth in volume.

Income from operations increased $1.6 million, or 52 percent, to $4.8 million as a result of the higher earned revenue and leverage of operating expenses over the prior year. S,G&A expense as a percentage of earned revenue improved 0.7 percentage points to 7.4 percent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $4.2 million in the first quarter of 2000 compared with $2.5 million for the prior year quarter. The increase in 2000 relates primarily to compensation expense recognized under a management incentive program, which historically has been recorded in the last half of the year, and higher employee benefit costs.

Interest expense of $0.3 million in 2000 compares with $0.7 million in the prior year. Interest expense is directly related to the level of net borrowings the Company maintains throughout the period. On March 31, 2000 the Company had $15 million of outstanding debt under its revolving credit facility compared with $52 million at March 31, 1999.

The loss on sale of assets of $0.2 million in 2000 relates to the write-down of an idle property to the estimated net realizable value. The gain on sale of assets was $1.0 million in 1999, attributable to the sale of idle property.

YEAR 2000

The Company initiated a review of its software systems in 1997 in view of the fact that certain systems may not properly recognize dates after the year 1999, which could cause those systems to produce invalid results or fail to operate. This is commonly referred to as "the Year 2000 problem." The Company's Year 2000 plan encompassed three main phases: Assessment, Remediation and Testing. All phases of the Year 2000 plan were generally conducted by the Company's information technology personnel. While the Company has not tracked these costs separately, it does not believe the impact of the Year 2000 remediation efforts has had a material impact on the Company's results of operations for the periods presented, or that any additional costs will have a material impact on the Company's future results of operations.

To date, we have not experienced any material Year 2000 issues. Additionally, we have no reason to believe that any third parties with whom we deal have had any material Year 2000 issues. However, there can be no assurance that we will not experience any disruption due to Year 2000 issues in the future. We continue to monitor our systems and third parties for any Year 2000 problems.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, the Company's primary sources of liquidity were proceeds from its revolving credit facility and cash flow generated from operations, which were used to fund the growth in working capital. Working capital increased $21.3 million from $99.3 million at December 31, 1999 to $120.6 million at March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Net cash utilized by operating activities of $18.4 million increased by $14.4 million when compared with the same period in 1999. An increase in accounts receivable, attributable to growth in the volume of work performed on engineering and construction contracts and increased steel distribution sales, accounted for a majority of the change from prior year. The changes in operating assets and liabilities vary from period to period and are affected by the mix, stage of completion and commercial terms of contracts.

Net cash utilized by investing activities of $1.4 million for the three months ended March 31, 2000, consisted of capital expenditures. The Company anticipates that capital expenditures for fiscal year 2000 will approximate the level of depreciation and amortization, although there can be no assurance that such levels will not increase or decrease.

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

Cash provided by financing activities consisted primarily of proceeds from the Company's revolving credit facility. The Company paid cash dividends of $1.5 million, or $0.20 per share, compared with $1.2 million, or $0.17 per share, during the three months ended March 31, 2000 and 1999, respectively.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $70.0 million unsecured revolving credit facility which expires on January 31, 2002. On May 9, 2000, $20.0 million of borrowings and $6.9 million of stand-by letters of credit were outstanding under this credit facility.


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

                          Part II - Other Information

Item 1.   Legal Proceedings

          Refer to Part I Item 1, Note D of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          (27)  Financial Data Schedule.

    (b)   Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

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



                                       Pitt-Des Moines, Inc.
                                     -------------------------------
                                           (Registrant)



                                     Principal Executive Officer:



Date:  May 12, 2000                  By: /s/ Wm. W. McKee
                                        -----------------------------
                                           Wm. W. McKee
                                           (President and
                                           Chief Executive Officer)



                                     Principal Financial Officer:



Date:  May 12, 2000                  By: /s/ R. A. Byers
                                         ----------------------------
                                           R. A. Byers
                                           (Vice President
                                           Finance and Treasurer)