Form 10-Q
period 2000-06-30
PITT DES MOINES INC
filed 2000-08-14
CIK 78853

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

  On July 31, 2000, 7,404,266 shares of Common Stock were outstanding.

                               TABLE OF CONTENTS

                                                                       PAGE
Part I - Financial Information

  Item 1.  Financial Statements                                          3

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk   15



Part II - Other Information

  Item 1.  Legal Proceedings                                            16

  Item 4.  Submission of Matters to a Vote of Security Holders          16

  Item 6.  Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                              18

                         Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                   For the three months       For the six months
                                                      ended June 30,            ended June 30,
                                                  -----------------------   -----------------------
(in thousands, except per share amounts)             2000         1999         2000         1999
                                                  ---------    ---------    ---------    ---------
Earned revenue                                    $ 176,451    $ 156,455    $ 355,159    $ 299,301
Cost of earned revenue                             (150,917)    (133,430)    (305,387)    (255,744)
                                                  ---------    ---------    ---------    ---------
Gross profit from operations                         25,534       23,025       49,772       43,557

Selling, general and administrative expenses        (13,366)     (13,681)     (27,568)     (25,731)
                                                  ---------    ---------    ---------    ---------
   Income from operations                            12,168        9,344       22,204       17,826
Other income/(expense):
   Interest income                                      246          190          449          367
   Interest expense                                    (568)        (944)        (903)      (1,646)
   Gain on sale of assets                                 7            9         (208)         959
   Miscellaneous, net                                   (90)        (207)        (480)        (403)
                                                  ---------    ---------    ---------    ---------
                                                       (405)        (952)      (1,142)        (723)
                                                  ---------    ---------    ---------    ---------
Income before income taxes                           11,763        8,392       21,062       17,103
Income taxes                                         (4,705)      (3,226)      (8,412)      (6,640)
                                                  ---------    ---------    ---------    ---------
Net income                                        $   7,058    $   5,166    $  12,650    $  10,463
                                                  =========    =========    =========    =========
Per common share:
   Earnings per share                                 $0.97        $0.72    $    1.74    $    1.47
                                                  =========    =========    =========    =========
   Earnings per share - assuming dilution             $0.93        $0.69    $    1.68    $    1.40
                                                  =========    =========    =========    =========
Cash dividend                                         $0.20        $0.17    $    0.40    $    0.34
                                                  =========    =========    =========    =========
Shares used to calculate:  (in thousands)
   Earnings per share                                 7,300        7,147        7,285        7,126
                                                  =========    =========    =========    =========
   Earnings per share - assuming dilution             7,559        7,502        7,550        7,476
                                                  =========    =========    =========    =========
CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                            $ 145,391    $ 126,082
   Net income                                                                  12,650       10,463
   Dividends paid                                                              (2,956)      (2,468)
   Other                                                                            1            2
                                                                            ---------    ---------
Balance at end of period                                                    $ 155,086    $ 134,079
                                                                            =========    =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition


                                                      June 30,     December 31,
                                                        2000           1999
                                                      --------     ------------
(in thousands)                                       (Unaudited)

Assets

Current Assets

     Cash and cash equivalents                         $  8,266        $  8,974
     Accounts receivable including retentions
     (less allowances:  2000-$995; 1999-$1,875)         137,276         102,320
     Inventories                                         36,914          30,741
     Costs and estimated profits in excess
      of billings                                        55,645          61,150
     Deferred income taxes                                8,546           8,545
     Prepaid expenses                                     2,488           1,075
                                                       --------        --------
          Total Current Assets                          249,135         212,805

Other Assets                                             16,903          14,698

Goodwill                                                  7,068           7,186

Property, Plant and Equipment
     Land                                                 7,538           7,737
     Buildings                                           48,621          48,665
     Machinery and equipment                             83,754          80,753
                                                       --------        --------
                                                        139,913         137,155
Allowances for depreciation                             (79,892)        (76,800)
                                                       --------        --------
     Net Property, Plant and Equipment                   60,021          60,355
                                                       --------        --------
                                                       $333,127        $295,044
                                                       ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     ------------
(in thousands)                                              (Unaudited)
Liabilities

Current Liabilities
     Accounts payable                                         $ 42,568        $ 61,424
     Accrued compensation, related taxes and benefits           16,903          17,333
     Other accrued expenses                                      4,664           3,673
     Billings in excess of costs and estimated profits          31,385          18,297
     Income taxes                                                2,295           3,988
     Casualty and liability insurance                           12,070           8,755
                                                              --------        --------
     Total Current Liabilities                                 109,885         113,470

Revolving Credit Facility                                       30,000               -

Deferred Income Taxes                                            8,288           8,288

Minority Interest                                                  934             881

Contingencies and Commitments

Stockholders' Equity

     Preferred stock - par value $.01 per share;
      authorized 3,000,000 shares; issued - none
     Common stock - no par value; authorized
      15,000,000 shares; issued 8,946,468 shares                33,549          33,549
     Additional paid-in capital                                  7,863           6,305
     Retained earnings                                         155,086         145,391
     Accumulated other comprehensive income                          -               -
                                                              --------        --------
                                                               196,498         185,245
     Treasury stock at cost
      (2000-1,542,202 shares; 1999-1,597,866 shares)           (11,505)        (11,784)
     Unearned compensation - restricted stock                     (973)         (1,056)
                                                              --------        --------
          Total Stockholders' Equity                           184,020         172,405
                                                              --------        --------
                                                              $333,127        $295,044
                                                              ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            For the six months ended
                                                                    June 30,
                                                            ------------------------
(in thousands)                                                   2000        1999
                                                               --------    --------
Cash Flow From Operating Activities
     Net income                                                $ 12,650    $ 10,463
     Adjustments to reconcile net income to net
      cash provided (utilized) by operating activities:
     Depreciation and amortization                                4,336       4,274
     (Gain) loss on sale of assets                                  207        (959)
     Minority interest, net of dividends paid                        53          21
     Other non-cash credits, net                                   (252)        (26)
     Change in operating assets and liabilities
      (using) providing cash:
     Accounts receivable                                        (34,956)    (10,107)
     Inventories                                                 (6,173)      6,276
     Prepaid expenses                                            (1,413)       (794)
     Costs, estimated profits and billings, net                  17,451      18,409
     Accounts payable                                           (18,856)    (15,028)
     Accrued liabilities                                          3,876       2,896
     Income taxes                                                (1,693)     (3,817)
                                                               --------    --------
     Net cash provided (utilized) by operating activities       (24,770)     11,608

Cash Flows from Investing Activities
     Capital expenditures                                        (3,024)     (7,409)
     Proceeds from sale of assets                                    74       2,952
     Acquisitions, net                                              - -      (2,182)
     Change in investments and other assets                         (55)       (265)
                                                               --------    --------
     Net cash utilized by investing activities                   (3,005)     (6,904)

Cash Flows from Financing Activities
     Proceeds from revolving credit facility                     60,000      17,000
     Payments of revolving credit facility                      (30,000)     (5,000)
     Dividends paid                                              (2,956)     (2,468)
     Other                                                           23         436
                                                               --------    --------
     Net cash provided by financing activities                   27,067       9,968
                                                               --------    --------
     (Decrease) increase in cash and cash equivalents              (708)     14,672
     Cash and cash equivalents at beginning of year               8,974       8,447
                                                               --------    --------
Cash and cash equivalents at end of period                     $  8,266    $ 23,119
                                                               ========    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The December 31, 1999 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B.  Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:


                                                   Three months          Six months
                                                  ended June 30,       ended June 30,
                                                 -----------------   -------------------
(in thousands, except per share amounts)            2000      1999      2000       1999
                                                  ------    ------    -------    -------
Numerator:
Net income                                        $7,058    $5,166    $12,650    $10,463
                                                  ======    ======    =======    =======
Denominator:
Weighted-average shares                            7,300     7,147      7,285      7,126
Employee stock options and restricted stock          259       355        265        350
                                                  ------    ------    -------    -------
Weighted-average shares-assuming dilution          7,559     7,502      7,550      7,476
                                                  ======    ======    =======    =======
Earnings per share                                $ 0.97    $ 0.72    $  1.74    $  1.47
                                                  ======    ======    =======    =======
Earnings per share-assuming dilution              $ 0.93    $ 0.69    $  1.68    $  1.40
                                                  ======    ======    =======    =======

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:

                                              June 30,     December 31,
(in thousands)                                  2000           1999
                                             ---------     ------------
Costs incurred on uncompleted contracts      $ 818,780       $ 664,064
Estimated profits                              112,639          94,429
                                             ---------       ---------
                                               931,419         758,493
Less:  Billings to date                       (907,159)       (715,640)
                                             ---------       ---------
                                             $  24,260       $  42,853
                                             =========       =========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                       June 30,     December 31,
(in thousands)                                           2000            1999
                                                       --------     ------------
Costs and estimated profits in excess of billings      $ 55,645        $ 61,150
Billings in excess of costs and estimated profits       (31,385)        (18,297)
                                                       --------        --------
                                                       $ 24,260        $ 42,853
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

The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1999 and during the six months ended June 30, 2000 for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

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

                                         Three months               Six months
                                        ended June 30,            ended June 30,
                                    -----------------------   -----------------------
                                       2000         1999         2000         1999
                                     --------     --------     --------     --------
Earned Revenue:
  Heavy Construction                 $116,397     $108,922     $240,638     $208,434
  Steel Distribution                   61,224       48,798      116,463       93,364
  Corporate and Other                  (1,170)      (1,265)      (1,942)      (2,497)
                                     --------     --------     --------     --------
                                     $176,451     $156,455     $355,159     $299,301
                                     ========     ========     ========     ========
Income (Loss) from Operations:
  Heavy Construction                 $ 10,085     $  6,448     $ 19,501     $ 14,334
  Steel Distribution                    4,929        3,831        9,703        6,970
  Corporate and Other                  (2,846)        (935)      (7,000)      (3,478)
                                     --------     --------     --------     --------
                                     $ 12,168     $  9,344     $ 22,204     $ 17,826
                                     ========     ========     ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

The Company reported net income of $7.1 million, or $0.93 per diluted share, on earned revenue of $176.5 million for the quarter ended June 30, 2000. These results compare with net income of $5.2 million, or $0.69 per diluted share, on earned revenue of $156.5 million for the second quarter of 1999.

HEAVY CONSTRUCTION

Heavy Construction posted earned revenue of $116.4 million, representing an increase of $7.5 million over the prior year quarter. The majority of the growth is attributable to the Water Storage and Steel Building groups which reported increases of 31 percent and 20 percent, respectively. The Water Storage group benefited from strong market activity, while the Steel Building group continued to experience solid demand for office space, hotels and other developments in the Western and Southwestern United States.

Selling, general and administrative (S,G&A) expense as a percentage of earned revenue decreased 1.3 percentage points to 5.8 percent, compared with 7.1 percent in the second quarter of 1999. Income from operations rose $3.6 million to $10.1 million for the second quarter, due to the earned revenue growth and leverage of the operating expense lines over the prior year.

New awards were $124.0 million for the quarter ended June 30, 2000. Backlog approximated year-end 1999 levels, totaling $306.0 million at June 30, 2000.

STEEL DISTRIBUTION

Steel Distribution's earned revenue increased $12.4 million, or 25 percent, quarter-to-quarter from $48.8 million to $61.2 million in 2000. Strong market activity, coupled with the favorable impact of new and expanded steel service center operations, contributed to the growth in volume.

S,G&A expense as a percentage of earned revenue improved 0.8 percentage points to 7.1 percent. Income from operations increased $1.1 million, to $4.9 million, as a result of the growth in earned revenue and leverage of the S,G&A expense line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $2.8 million in the second quarter of 2000 compared with $0.9 million for the prior year quarter. The increase from 1999 relates primarily to compensation expense recognized under a management incentive program and adjustments to inventory reserves.

Interest expense of $0.6 million in 2000 compares with $0.9 million in the prior-year quarter. Interest expense is directly related to the level of net borrowings the Company maintains throughout the period. The increase in interest expense for 2000 resulted from the higher level of borrowings to finance general working capital needs and to fund capital expansion. On June 30, 2000, the Company had $30 million of outstanding debt under its revolving credit facility, compared with $47 million at June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

The Company reported net income of $12.7 million, or $1.68 per diluted share, on earned revenue of $355.2 million for the six months ended June 30, 2000. These results compare with net income of $10.5 million, or $1.40 per diluted share, on earned revenue of $299.3 million for the six months ended June 30, 1999.

HEAVY CONSTRUCTION

The Heavy Construction segment reported a 15 percent increase in earned revenue from $208.4 million to $240.6 million for the first half of 2000. The Water Storage and Steel Building groups accounted for the majority of the growth reporting increases of 31 percent and 55 percent, respectively. Both product groups experienced strong demand for the reasons noted in the quarterly discussion.

S,G&A expense as a percentage of earned revenue dropped to 5.5 percent for the first six months of 2000, from 6.6 percent for the period ended June 30, 1999. Income from operations increased $5.2 million from $14.3 million a year ago to $19.5 million for the first six months of 2000.

New awards rose $7.0 million to $244.4 million for the first half of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

STEEL DISTRIBUTION

Steel Distribution reported earned revenue of $116.5 million, a 25 percent increase from $93.4 million in earned revenue for the six months ended June 30, 1999, due to an increase in tonnage shipped. Strong market activity, coupled with the favorable impact of new and expanded steel service center operations, contributed to the growth in volume.

S,G&A expense as a percentage of earned revenue decreased to 7.2 percent, from
8.0 percent a year ago. Income from operations rose $2.7 million, or 39 percent, to $9.7 million in 2000 as a result of the strong earned revenue growth and leverage of the S,G&A expense line.

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $7.0 million in the first half of 2000 compared with $3.5 million for the comparable period of 1999. The increase from 1999 relates primarily to compensation expense recognized under a management incentive program and adjustments to inventory reserves.

Interest expense of $0.9 million for the first six months of 2000 compares with $1.6 million in the prior year. The increase in interest expense for the period relates to the higher level of borrowings to finance general working capital needs and to fund capital expansion.

The loss on sale of assets of $0.2 million in 2000 relates to the write-down of an idle property to the estimated net realizable value. The gain on sale of assets was $1.0 million in 1999, attributable to the sale of idle property.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Company's primary sources of liquidity were proceeds from its revolving credit facility and cash flow generated from operations, which were used to fund the growth in working capital. Working capital increased $40.0 million from $99.3 million at December 31, 1999 to $139.3 million at June 30, 2000.

Net cash utilized by operating activities increased $36.4 million when compared with the $11.6 million of cash provided in the first half of 1999. An increase in accounts receivable and inventories, attributable to growth in the volume of work performed on engineering and construction contracts and increased steel distribution sales, accounted for a majority of the change from prior year. The changes in operating assets and liabilities vary from period to period and are affected by the mix, stage of completion and commercial terms of contracts.

Net cash utilized by investing activities of $3.0 million for the six months ended June 30, 2000, consisted of capital expenditures. The Company anticipates that capital expenditures for fiscal year 2000 will approximate the level of depreciation and amortization, although there can be no assurance that such levels will not increase or decrease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On July 10, 2000, the Company announced it has engaged the firm of Tanner & Co., Inc., as the Company's financial advisor, to assist the Board of Directors' consideration of strategic alternatives to enhance shareholder value, including the potential sale or other disposition of part or all of the Company.

Cash provided by financing activities consisted primarily of proceeds from the Company's revolving credit facility. The Company paid cash dividends of $3.0 million, or $0.40 per share, compared with $2.5 million, or $0.34 per share, during the six months ended June 30, 2000 and 1999, respectively.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $70.0 million unsecured revolving credit facility which expires on January 31, 2002. On August 9, 2000, $30.0 million of borrowings and $5.2 million of stand-by letters of credit were outstanding under this credit facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 4, 2000, the Company held its annual stockholders meeting. Only holders of common stock of record at the close of business on March 13, 2000 were entitled to notice of and to vote at the Annual Meeting. As of that date, the Company had outstanding 7,389,890 shares of common stock. The two matters voted upon at the Annual Meeting were the election of four directors and the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 2000.

       Each of the Company's nominees for director was reelected at the Annual Meeting. The total number of votes cast for the election of directors was 6,103,384. Following is a separate tabulation with respect to each director:

                                   Votes For   Votes Withheld
                                   ---------   --------------
               J. C. Bates         5,953,797          149,587
               P. O. Elbert        6,055,569           47,815
               Wm. W. McKee        6,057,722           45,662
               J. W. Robinson      6,056,519           46,865

       The following directors' terms of office continued after the annual stockholders meeting: W. L. Friend, W. R. Jackson, Jr., A. J. Paddock,
       P. J. Townsend, V. G. Beghini, R. W. Dean, W. R. Jackson and W. E. Lewellen.

       The total number of votes cast for the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 2000, was 6,103,384 with 6,057,384 votes for, 43,698 votes against and 2,302 votes abstained.

       There were no broker non-votes with respect to the two matters voted upon.

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

       (27)  Financial Data Schedule.

       (b)  Reports on Form 8-K.

       There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

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



                                       Pitt-Des Moines, Inc.
                                     -------------------------------
                                           (Registrant)



                                     Principal Executive Officer:



Date:  August 14, 2000               By: /s/ Wm. W. McKee
                                         --------------------------------
                                           Wm. W. McKee
                                           (President and
                                           Chief Executive Officer)



                                     Principal Financial Officer:



Date:  August 14, 2000               By: /s/ R. A. Byers
                                         -------------------------------
                                           R. A. Byers
                                           (Vice President
                                           Finance and Treasurer)