Form 10-Q
period 2000-09-30
PITT DES MOINES INC
filed 2000-11-14
CIK 78853

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

               For the quarterly period ended September 30, 2000

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

  On October 31, 2000, 7,404,596 shares of Common Stock were outstanding.

======================================================================


                               TABLE OF CONTENTS

                                                                                      PAGE
Part I - Financial Information

           Item 1.   Financial Statements..............................................  3

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations......................................... 12



Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................. 16



Part II - Other Information

           Item 1.   Legal Proceedings................................................. 17


           Item 6.   Exhibits and Reports on Form 8-K.................................. 17


SIGNATURES............................................................................. 18


                         Part I.  Financial Information
Item 1.  Financial Statements
                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                    For the three months      For the nine months
                                                    ended September 30,       ended September 30,
                                                   ----------------------   -----------------------
(in thousands, except per share amounts)                2000        1999         2000         1999
                                                    --------    --------    ---------    ---------
Earned revenue                                      $ 85,534    $ 64,760    $ 245,776    $ 194,956
Cost of earned revenue                               (68,935)    (53,882)    (198,796)    (162,894)
                                                    --------    --------    ---------    ---------
Gross profit from operations                          16,599      10,878       46,980       32,062

Selling, general and administrative expenses          (6,875)     (8,136)     (21,167)     (19,848)
                                                    --------    --------    ---------    ---------
   Income from operations                              9,724       2,742       25,813       12,214

Other income/(expense):
   Interest income                                       225         204          642          522
   Interest expense                                     (524)       (647)      (1,524)      (2,344)
   Gain on sale of assets                                 34          38         (177)         987
   Miscellaneous, net                                   (778)       (125)      (1,030)        (564)
                                                    --------    --------    ---------    ---------
                                                      (1,043)       (530)      (2,089)      (1,399)
                                                    --------    --------    ---------    ---------
Income from continuing operations
   before income taxes                                 8,681       2,212       23,724       10,815
Income taxes                                          (3,363)       (844)      (9,371)      (4,184)
                                                    --------    --------    ---------    ---------
Income from continuing operations                      5,318       1,368       14,353        6,631
Income (loss) from discontinued operations,
   net of taxes                                       (3,591)      4,464           24        9,664
                                                    --------    --------    ---------    ---------
Net income                                          $  1,727    $  5,832    $  14,377    $  16,295
                                                    ========    ========    =========    =========

Earnings (loss) per share - basic
   Continuing operations                            $   0.73    $   0.19    $    1.97    $    0.93
   Discontinued operations                          $  (0.49)   $   0.62    $    0.00    $    1.35
                                                    --------    --------    ---------    ---------
   Earnings per share - basic                       $   0.24    $   0.81    $    1.97    $    2.28
                                                    ========    ========    =========    =========

Earnings (loss) per share - assuming dilution
   Continuing operations                            $   0.69    $   0.18    $    1.89    $    0.88
   Discontinued operations                          $  (0.46)   $   0.59    $    0.00    $    1.29
                                                    --------    --------    ---------    ---------
   Earnings per share - assuming dilution           $   0.23    $   0.77    $    1.89    $    2.17
                                                    ========    ========    =========    =========

Cash dividend                                       $   0.20    $   0.17    $    0.60    $    0.51
                                                    ========    ========    =========    =========

Shares used to calculate:  (in thousands)
   Earnings per share                                  7,312       7,218        7,294        7,157
                                                    ========    ========    =========    =========
   Earnings per share - assuming dilution              7,670       7,586        7,590        7,513
                                                    ========    ========    =========    =========

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                            $ 145,391    $ 125,792
   Net income                                                                  14,377       16,295
   Dividends paid                                                              (4,436)      (3,716)
                                                                            ---------    ---------
Balance at end of period                                                    $ 155,332    $ 138,371
                                                                            =========    =========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition


                                                     September 30,    December 31,
                                                        2000             1999
                                                      --------         --------
(in thousands)                                        (Unaudited)
Assets

Current Assets

     Cash and cash equivalents                            $  1,258        $  3,213
     Accounts receivable including retentions
     (less allowances:  2000-$790; 1999-$1,493)             48,703          40,917
     Inventories                                            32,048          25,340
     Costs and estimated profits in excess
      of billings                                           14,712          14,317
     Deferred income taxes                                   8,131           8,110
     Prepaid expenses                                        4,201             997
                                                          --------        --------
          Total Current Assets                             109,053          92,894



Other Assets                                                15,686          12,475

Goodwill                                                     4,393           4,484

Net assets of discontinued operations                      108,163          91,519

Property, Plant and Equipment
     Land                                                    4,039           4,785
     Buildings                                              27,841          30,960
     Machinery and equipment                                34,805          33,658
                                                          --------        --------
                                                            66,685          69,403
Allowances for depreciation                                (33,874)        (35,016)
                                                          --------        --------
     Net Property, Plant and Equipment                      32,811          34,387
                                                          --------        --------
                                                          $270,106        $235,759
                                                          ========        ========


See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition

                                                            September 30,    December 31,
                                                                2000            1999
                                                              --------        --------
(in thousands)                                                  (Unaudited)
Liabilities

Current Liabilities
     Accounts payable                                            $ 13,642        $ 23,347
     Accrued compensation, related taxes and benefits              11,785          10,839
     Other accrued expenses                                         4,709           3,703
     Billings in excess of costs and estimated profits              8,577           4,862
     Income taxes                                                       -           3,321
     Casualty and liability insurance                              12,657           8,215
                                                                 --------        --------
     Total Current Liabilities                                     51,370          54,287

Revolving Credit Facility                                          25,000               -

Deferred Income Taxes                                               8,027           8,187

Minority Interest                                                     968             881

Contingencies and Commitments

Stockholders' Equity

     Preferred stock - par value $.01 per share;
      authorized 3,000,000 shares; issued - none
     Common stock - no par value; authorized
      15,000,000 shares; issued 8,946,468 shares                   33,549          33,549
     Additional paid-in capital                                     8,422           6,305
     Retained earnings                                            155,332         145,391
     Accumulated other comprehensive income                             -               -
                                                                 --------        --------
                                                                  197,303         185,245
     Treasury stock at cost
      (2000-1,542,202 shares; 1999-1,597,866 shares)              (11,505)        (11,784)
     Unearned compensation - restricted stock                      (1,057)         (1,057)
                                                                 --------        --------
          Total Stockholders' Equity                              184,741         172,404
                                                                 --------        --------
                                                                 $270,106        $235,759
                                                                 ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               For the nine months ended
                                                                    September 30,
                                                              --------------------------
(in thousands)                                                     2000        1999
                                                              -----------    -----------
Cash Flow From Operating Activities
     Net income                                                     $ 14,377    $ 16,295
     Adjustments to reconcile net income to net
      cash provided (utilized) by operating activities:
     Depreciation and amortization                                     2,216       2,653
     Discontinued operations - net assets                            (16,644)     (3,184)
     (Gain) loss on sale of assets                                       177        (987)
     Deferred income taxes (credits)                                    (181)        (60)
     Minority interest, net of dividends paid                             87          38
     Other non-cash credits, net                                         (31)       (952)
     Change in operating assets and liabilities
      (using) providing cash:
     Accounts receivable                                              (7,786)      2,357
     Inventories                                                      (7,505)      8,077
     Prepaid expenses                                                 (3,204)       (269)
     Costs, estimated profits and billings, net                        3,320      20,639
     Accounts payable                                                 (9,705)    (13,819)
     Accrued liabilities                                               6,394       1,122
     Income taxes                                                     (3,321)     (3,476)
                                                                    --------    --------
     Net cash provided (utilized) by operating activities            (21,806)     28,434

Cash Flows from Investing Activities
     Capital expenditures                                             (3,865)     (6,062)
     Proceeds from sale of assets                                      3,146       2,966
     Acquisitions, net                                                   - -      (2,182)
     Change in investments and other assets                              (11)       (300)
                                                                    --------    --------
     Net cash utilized by investing activities                          (730)     (5,578)

Cash Flows from Financing Activities
     Proceeds from revolving credit facility                          75,000      17,000
     Payments of revolving credit facility                           (50,000)    (32,000)
     Dividends paid                                                   (4,436)     (3,716)
     Other                                                                17       1,211
                                                                    --------    --------
     Net cash provided (used) by financing activities                 20,581     (17,505)
                                                                    --------    --------

     (Decrease) increase in cash and cash equivalents                 (1,955)      5,351
     Cash and cash equivalents at beginning of year                    3,213         - -
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  1,258    $  5,351
                                                                    ========    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The December 31, 1999 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. The primary cause of the reclassifications is the transfer of several businesses to discontinued operations (Note D).

Note B.      Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                     Three months           Nine months
                                                 ended September 30,    ended September 30,
                                                 --------------------   -------------------
(in thousands, except per share amounts)             2000        1999       2000       1999
                                                  -------      ------    -------    -------
Numerator:
Income from continuing operations                 $ 5,318      $1,368    $14,353    $ 6,631
Income (loss) from discontinued operations         (3,591)      4,464         24      9,664
                                                  -------      ------    -------    -------
Net Income                                        $ 1,727      $5,832    $14,377    $16,295
                                                  =======      ======    =======    =======

Denominator:
Weighted-average shares                             7,312       7,218      7,294      7,157
Employee stock options and restricted stock           358         368        296        356
                                                  -------      ------    -------    -------
Weighted-average shares-assuming dilution           7,670       7,586      7,590      7,513
                                                  =======      ======    =======    =======


Earnings (loss) per share - basic
   Continuing operations                            $ 0.73     $0.19    $1.97    $0.93
   Discontinued operations                          $(0.49)    $0.62    $0.00    $1.35
                                                    ------     -----    -----    -----
   Net income                                       $ 0.24     $0.81    $1.97    $2.28
                                                    ======     =====    =====    =====

Earnings (loss) per share - assuming dilution
   Continuing operations                            $ 0.69     $0.18    $1.89    $0.88
   Discontinued operations                          $(0.46)    $0.59    $0.00    $1.29
                                                    ------     -----    -----    -----
   Net income                                       $ 0.23     $0.77    $1.89    $2.17
                                                    ======     =====    =====    =====

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:


                                                 September 30,   December 31,
(in thousands)                                      2000            1999
                                                 ---------        --------
Costs incurred on uncompleted contracts          $  99,969        $ 75,398
Estimated profits                                   28,384          15,280
                                                 ---------        --------
                                                   128,353          90,678
Less:  Billings to date                           (122,218)        (81,223)
                                                 ---------        --------
                                                 $   6,135        $  9,455
                                                 =========        ========


Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                   September 30,    December 31,
(in thousands)                                         2000            1999
                                                      -------         -------
Costs and estimated profits in excess of billings     $14,712         $14,317
Billings in excess of costs and estimated profits      (8,577)         (4,862)
                                                      -------         -------
                                                      $ 6,135         $ 9,455
                                                      =======         =======

Note D.  Discontinued Operations

On November 3, 2000, the Company sold all the stock of PDM Strocal, Inc. and Candraft Detailing, Inc., both wholly-owned subsidiaries, to David L. Long, the president of the structural steel fabrication and erection business unit. Total consideration was $29.1 million consisting of $18.8 million in cash and the assignment of $10.3 million of PDM Strocal accounts receivable to the Company. The sale was effective August 31, 2000.

On August 29, 2000, the Company signed a Letter of Intent to sell its Engineered Construction and Water Storage divisions to Chicago Bridge and Iron Company. Execution of the sale, which is anticipated in the fourth quarter of 2000, is subject to reaching a definitive Purchase Agreement.

On September 15, 2000, the Company signed a Letter of Intent to sell its Culvert Operations to Contech Construction Products, Inc. The proposed transaction would include the sale of all of the stock of Oregon Culvert Company, Inc., a wholly-owned subsidiary, and certain assets of the Company's Stockton Culvert operation. Execution of the sale, which is anticipated in the fourth quarter of 2000, is subject to reaching a definitive Purchase Agreement.

The aforementioned operations are all being reported as discontinued operations in the accompanying financial statements. The Company does not anticipate reporting a loss on the disposition of these businesses. Net assets from discontinued operations in the accompanying balance sheet of $108.2 million includes $91.5 million of net current assets and $16.7 million of net non-current assets as of September 30, 2000. These amounts consist primarily of accounts receivable, contract related assets and liabilities, property, plant and equipment and related liabilities.

Revenues applicable to discontinued operations were $280.6 million and $264.7 million for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999, revenues applicable to discontinued operations were $85.7 million and $95.6 million, respectively.

Note E.  Contingencies

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

The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 1999 and during the nine months ended September 30, 2000 for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although such outcome could be material to the reported results of operations for the period in which it occurs.

Note F.  Business Segment Information

The Company has two reportable operating segments; Heavy Construction and Steel Distribution. Heavy Construction, as reported in this 10-Q, specializes in the engineering and design, procurement and fabrication of steel bridges, while the Steel Distribution segment processes and distributes a full line of heavy carbon steel products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 1999 Annual Report except that inventory is accounted for on a First-In, First-Out basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level, and the Company does not allocate certain items to its segments including general corporate expenses, incentive stock plan charges, other income (expense), income tax expense and adjustments to the LIFO inventory reserve.

                                        Three months              Nine months
                                     ended September 30,      ended September 30,
                                    ---------------------   -----------------------
                                        2000        1999         2000         1999
                                     -------     -------     --------     --------
Earned Revenue:
  Heavy Construction                 $28,043     $19,187     $ 80,241     $ 64,578
  Steel Distribution                  57,491      45,573      165,535      130,378
                                     -------     -------     --------     --------
                                     $85,534     $64,760     $245,776     $194,956
                                     =======     =======     ========     ========

Income (Loss) from Operations:
  Heavy Construction                 $ 8,706     $ 3,452     $ 22,259     $  9,678
  Steel Distribution                   3,828       3,259       13,163        9,776
  Corporate and Other                 (2,810)     (3,969)      (9,609)      (7,240)
                                     -------     -------     --------     --------
                                     $ 9,724     $ 2,742     $ 25,813     $ 12,214
                                     =======     =======     ========     ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

The Company reported net income of $1.7 million, or $0.23 per diluted share, for the quarter ended September 30, 2000. The net income consisted of $5.3 million of income from continuing operations, on earned revenue of $85.5 million, and a net loss from discontinued operations of $3.6 million. These results compare with net income of $5.8 million, or $0.77 per diluted share, for the third quarter of 1999. The prior year net income consisted of $1.4 million of income from continuing operations, on earned revenue of $64.8 million, and income from discontinued operations of $4.5 million.

HEAVY CONSTRUCTION

Heavy Construction posted earned revenue of $28.0 million, representing an increase of $8.9 million over the prior year quarter. The growth is attributable to favorable market conditions stemming from strong federal and state infrastructure spending.

Gross margin improved over the third quarter of the prior year due to a change in the mix of contracts and realization of operating efficiencies. Selling, general and administrative (S,G&A) expense as a percentage of earned revenue decreased 1.6 percentage points to 2.8 percent, compared with 4.4 percent in the third quarter of 1999. Income from operations rose $5.3 million to $8.7 million for the third quarter, due to the earned revenue growth and leverage of the operating expense lines over the prior year.

New awards were $30.6 million for the quarter ended September 30, 2000. Backlog was down slightly from year-end 1999 levels, totaling $70.9 million at September 30, 2000.

STEEL DISTRIBUTION

Steel Distribution's earned revenue increased $11.9 million, or 26 percent, quarter-to-quarter from $45.6 million to $57.5 million in 2000. Strong market activity, coupled with the favorable impact of new and expanded steel service center operations, contributed to the growth in volume.

S,G&A expense as a percentage of earned revenue improved 1.0 percentage point to
6.3 percent. Income from operations increased $0.6 million, to $3.8 million, as a result of the growth in earned revenue and leverage of the S,G&A expense line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $2.8 million in the third quarter of 2000 compared with $4.0 million for the prior year quarter. The decrease from 1999 relates primarily to compensation expense recognized under a management incentive program and increased net periodic pension income.

Interest expense of $0.5 million in 2000 compares with $0.6 million in the prior-year quarter. Interest expense is directly related to the level of net borrowings the Company maintains throughout the period. On September 30, 2000, the Company had $25 million of outstanding debt under its revolving credit facility, compared with $20 million at September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

The Company reported net income of $14.4 million, or $1.89 per diluted share, for the nine months ended September 30, 2000. The net income consisted of $14.4 million of income from continuing operations, on earned revenue of $245.8 million. These results compare with net income of $16.3 million, or $2.17 per diluted share, for the first nine months of 1999. The prior year net income consisted of $6.6 million of income from continuing operations, on earned revenue of $195.0 million, and income from discontinued operations of $9.7 million.

HEAVY CONSTRUCTION

The Heavy Construction segment reported a 24 percent increase in earned revenue from $64.6 million to $80.2 million for the first nine months of 2000. The growth is attributable to favorable market conditions stemming from strong federal and state infrastructure spending.

Gross margin improved over the prior year due to a change in the mix of contracts and realization of operating efficiencies. S,G&A expense as a percentage of earned revenue dropped to 2.8 percent for the first nine months of 2000, from 3.6 percent for the period ended September 30, 1999. Income from operations increased $12.6 million to $22.3 million for the first nine months of 2000.

New awards were $71.8 million for the first nine months of 2000, compared with $91.0 million in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

STEEL DISTRIBUTION

Steel Distribution reported earned revenue of $165.5 million, a 27 percent increase from $130.4 million in earned revenue for the nine months ended September 30, 1999, due to an increase in tonnage shipped. Strong market activity, coupled with the favorable impact of new and expanded steel service center operations, contributed to the growth in volume.

S,G&A expense as a percentage of earned revenue decreased to 6.5 percent, from
7.3 percent a year ago. Income from operations rose $3.4 million, or 35 percent, to $13.2 million in 2000 as a result of the strong earned revenue growth and leverage of the S,G&A expense line.

OTHER

Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $9.6 million in the first nine months of 2000 compared with $7.2 million for the comparable period of 1999. The increase from 1999 relates primarily to adjustments to inventory reserves, attributable to higher average material costs.

Interest expense of $1.5 million for the first nine months of 2000 compares with $2.3 million in the prior year.

The loss on sale of assets of $0.2 million in 2000 relates to the write-down of an idle property to the estimated net realizable value. The gain on sale of assets was $1.0 million in 1999, attributable to the sale of idle property.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Company's primary source of liquidity was proceeds from its revolving credit facility which were used to fund the growth in working capital. Working capital increased $19.1 million from $38.6 million at December 31, 1999 to $57.7 million at September 30, 2000.

Net cash utilized by operating activities increased $50.2 million when compared with the $28.4 million of cash provided in the first nine months of 1999. The increase is partially attributable to a net increase in operating assets and liabilities associated with discontinued operations. The increase is also due to increases in accounts receivable and net costs incurred on contracts. The changes in operating assets and liabilities vary from period to period and are affected by the mix, stage of completion and commercial terms of contracts.

Net cash utilized by investing activities of $0.7 million for the nine months ended September 30, 2000, consisted of $3.9 million in capital expenditures and the realization of $3.2 million in proceeds from the sale of idle property. The Company anticipates that capital expenditures for fiscal year 2000 will be approximately twice the level of depreciation and amortization, although there can be no assurance that such levels will not increase or decrease.

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

As previously noted, the Company sold the stock of PDM Strocal, Inc. and Candraft Detailing, Inc. for total consideration of approximately $29.1 million consisting of $18.8 million in cash and the assignment of accounts receivable.

The Company also signed letters of intent for two other transactions which, if consummated, may have a favorable impact on the Company's liquidity.

The Company, jointly with Tanner & Co., continues to evaluate strategic alternatives for the remaining businesses.

Cash provided by financing activities consisted primarily of proceeds from the Company's revolving credit facility. The Company paid cash dividends of $4.4 million, or $0.60 per share, compared with $3.7 million, or $0.51 per share, during the nine months ended September 30, 2000 and 1999, respectively.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, expansion and capital needs. These sources include cash on hand and the unused portion of a $70.0 million unsecured revolving credit facility which expires on January 31, 2002. On November 10, 2000, $15.0 million of borrowings and $5.7 million of stand-by letters of credit were outstanding under this credit facility.

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

                          Part II - Other Information

Item 1.  Legal Proceedings

         Refer to Part I Item 1, Note E of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         (2.1) Stock Purchase Agreement (excluding exhibits and schedules to such agreement which are described on the exhibit index thereto and which will be provided to the Securities and Exchange Commission on request), dated as of November 3, 2000, by and among Pitt-Des Moines, Inc., David L. Long, Candraft Detailing, Inc., and PDM Strocal, Inc.

         (27)  Financial Data Schedule.

         (b)  Reports on Form 8-K.

         The Registrant filed a Form 8-K dated July 10, 2000, reporting a press release under "Item 5. Other Events". The press release announced the Company has engaged the investment banking firm of Tanner & Co., Inc.

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



                                       Pitt-Des Moines, Inc.
                                     -------------------------------
                                           (Registrant)



                                     Principal Executive Officer:



Date:  November 14, 2000             By: /s/ Wm. W. McKee
                                         --------------------------------
                                           Wm. W. McKee
                                           (President and
                                           Chief Executive Officer)



                                     Principal Financial Officer:



Date:  November 14, 2000             By: /s/ R. A. Byers
                                         -------------------------------
                                           R. A. Byers
                                           (Vice President
                                           Finance and Treasurer)