Form 10-K405
period 2000-12-31
PITT DES MOINES INC
filed 2001-04-02
CIK 78853

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

   The aggregate market value of the registrant's voting stock held by non-affiliates was at least $111,816,155 on February 28, 2001, based upon the average between the highest and lowest sales prices of the registrant's Common Stock as reported in the consolidated transactions reporting system.

      Common Stock outstanding as of February 28, 2001........ 7,597,908 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

      Proxy Statement anticipated to be dated March
       30, 2001......................................  Part III, Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

 General

   Pitt-Des Moines, Inc. and its subsidiaries ("PDM" or the "Company") began conducting business in 1892 and was incorporated in Pennsylvania on February 14, 1916. The Company's principal executive offices are located at 1450 Lake Robbins Drive, Suite 400, The Woodlands, Texas 77380, telephone number
(281) 765-4600.

   On July 10, 2000, the Company announced it had engaged the firm of Tanner & Co., Inc., as the Company's financial advisor, to assist the Board of Directors' consideration of strategic alternatives to enhance shareholder value, including the potential sale or other disposition of part or all of the Company.

   On November 3, 2000, the Company sold all the stock of PDM Strocal, Inc. and Candraft Detailing, Inc., both wholly-owned subsidiaries, to David L. Long, the former president of the structural steel fabrication and erection business unit. Total consideration was $29.1 million consisting of $18.8 million in cash and the assignment of $10.3 million of PDM Strocal accounts receivable to the Company. The sale was effective August 31, 2000.

   Subsequent to December 31, 2000, the Company sold all the stock of Oregon Culvert Co., Inc., a wholly-owned subsidiary, to Contech Construction Products, Inc. for $8.3 million in cash.

   Also subsequent to December 31, 2000, the Company sold its Engineered Construction and Water Storage divisions to Chicago Bridge & Iron Company N.V. for $84 million in cash and stock.

   The aforementioned operations are being reported as discontinued operations throughout this Form 10-K. As such, any description of the Company or reference to the Company's operations or results thereof will generally relate to the continuing operations.

   PDM is an engineering and construction company, and a distributor of a broad range of carbon steel products. The Company currently operates through two business segments: Heavy Construction, and Steel Distribution. The Heavy Construction segment specializes in the engineering and design, procurement and fabrication of steel bridges. The Steel Distribution segment processes and distributes a full line of heavy carbon steel products.

   A summary of the Company's products and services by business segment is set forth below.

 Heavy Construction

   The Heavy Construction business provides the capability to fabricate structural steel for new bridges and fabricate and erect structural steel for bridge rehabilitation for government agencies and general contractors.

 Steel Distribution

   The Company's Steel Distribution segment operates seven steel service centers located in the West and Midwest regions of the United States. During 1999, the Company completed construction of a new steel service center in Woodland, Washington. This facility serves Portland, Seattle and the entire Pacific Northwest.

   The steel service centers process and distribute to end users a general line of carbon steel products including plates, sheets, structural shapes, bars, tubes, pipe and other miscellaneous metal products. The Steel Distribution segment's primary markets include steel fabricators, original equipment manufacturers, mining, logging and agricultural industries.

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

   Heavy Construction competition is based primarily on performance including the ability to provide design, engineering and fabrication services in a cost-effective and timely manner. The Steel Distribution segment's volume of business is based on the price, delivery, credit terms, and first stage preprocessing of products that it offers to its customers as well as the segment's reputation.

   As previously discussed, the Company announced a plan to evaluate strategic alternatives to enhance shareholder value which resulted in the sale of one business group during 2000, and the sale of two more businesses subsequent to year end. These operations are being reported as discontinued operations, therefore, the ensuing discussion relates only to the continuing operations of the Company. Prior year information has been restated for comparative purposes.

   The Company's earned revenue was $317.6 million in 2000, compared with $262.2 million in 1999 and $254.4 million in 1998. For further financial information refer to the Consolidated Financial Statements included elsewhere in this Form 10-K.

   The principal raw materials essential to the Company's business are steel, alloys and other metal plates and structural sections. The Company procures these raw materials from various domestic and foreign sources.

   Some components of the other products made and techniques used by the Company are covered by patents owned or licensed by the Company. None of these are deemed to be material to the Company from an overall financial viewpoint.

   The Company had a backlog of uncompleted contracts of $85.7 million on December 31, 2000 compared to $79.4 million on December 31, 1999. Substantially all backlog is expected to be completed during 2001.

   Factors such as the type and scope of operations in progress at any given time create fluctuations in the employment level at PDM. On December 31, 2000, the Company employed approximately 1,024 persons, of which 319 were salaried personnel and 705 were hourly personnel.

   Financial information for the Company's two business segments is included in the Business Segment Information Section included elsewhere in this Form 10-K.

Item 2. Properties

   Operations of the Company are conducted at both owned and leased properties. In addition, certain owned properties of the Company are leased to third party tenants. The following table indicates each of the Company's facilities by segment, location, type of facility, year operations began, and square footage of property owned or leased on December 31, 2000:

                                                                Year
                                                             Operations Square
           Location                   Type of Facility         Began    Footage
           --------                   ----------------       ---------- -------
HEAVY CONSTRUCTION
Palatka, Florida..............  Fabrication plant and office    1997    148,564
Eau Claire, Wisconsin.........  Fabrication plant and office    1994    309,500
Wausau, Wisconsin.............  Fabrication plant and office    1991    157,090

STEEL DISTRIBUTION
Fresno, California............  Warehouse and office            1955    112,800
Santa Clara, California.......  Warehouse and office            1947    108,530
Stockton, California..........  Warehouse and office            1967    191,500
Cedar Rapids, Iowa............  Warehouse and office            1976     66,800
Sparks, Nevada................  Warehouse and office            1974     78,940
Spanish Fork, Utah............  Warehouse and office            1977     74,280
Woodland, Washington..........  Warehouse and office            1999    192,000

CORPORATE
The Woodlands, Texas (1)......  Office                          1998     10,500

IDLE HOLDINGS, INCLUDING PLANT
 AND PROPERTY (2)
Des Moines, Iowa..............  Fabrication plant and office    1900    339,100
Pittsburgh, Pennsylvania (3)..  Office                          1927     40,234
Warren, Pennsylvania (4)......  Fabrication plant               1959    125,960

--------
(1)   Company leases building space from outside third party.
(2) Company pursues the sale or development of all idle facilities and regularly evaluates similar opportunities for facilities not fully utilized.
(3) The Company sold this property in March 2001 and leased back a portion of the building.
(4)   Company is leasing facility to outside third party.

   The properties listed above are utilized by the Company's business segments as indicated. The Company's production capacity is adequate for its present needs. The Company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the Company's business as now conducted.

Item 3. Legal Proceedings

   See Contingencies note accompanying the consolidated financial statements included elsewhere in this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

 Executive Officers of the Registrant

   Information regarding executive officers of the Registrant is presented in
Part III of this report and is incorporated herein by reference.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

TRANSFER AGENT AND REGISTRAR
Mellon Investor Services, L.L.C.
P.O. Box 3315
South Hackensack, NJ 07606-1915
800-851-9677
www.mellon-investor.com

INDEPENDENT AUDITORS
Ernst & Young LLP
One Oxford Centre
28th Floor
Pittsburgh, Pennsylvania 15219

ANNUAL MEETING OF STOCKHOLDERS

   The Company's Annual Meeting of Stockholders will be held at 2 p.m., Central Time, on May 3, 2001, at 1450 Lake Robbins Drive, Suite 400, The Woodlands, Texas 77380.

COMPANY CONTACT
Investor Relations:
Richard A. Byers
281-765-4600
www.pdm.com

COMMON STOCK INFORMATION

   The following table sets forth, for the periods indicated, the high and low stock prices of the Common Stock and the dividends paid per share of Common Stock.

                                                      Price
                                                      Range            Quarterly
                                                    --------------     dividends
                                                    High      Low      per share
                                                    ----      ----     ---------
   2000
   First Quarter................................... $25 1/2   $20 7/16   $0.20
   Second Quarter..................................  26 1/8    18 1/8     0.20
   Third Quarter...................................  32 5/8    19 1/4     0.20
   Fourth Quarter..................................  32 15/16  29 7/8     0.20
                                                                         -----
                                                                         $0.80
                                                                         =====

   1999
   First Quarter................................... $27 3/4   $21 3/4    $0.17
   Second Quarter..................................  62 1/2     19        0.17
   Third Quarter...................................  48 1/16   21 3/8     0.17
   Fourth Quarter..................................  25 1/4    19 1/2     0.17
                                                                         -----
                                                                         $0.68
                                                                         =====

   On February 28, 2001, there were 7,597,908 shares outstanding and approximately 414 stockholders of record of the Company's Common Stock.

STOCK TRADING

   The Company's Common Stock is traded on the American Stock Exchange (symbol
PDM).

Item 6. Selected Financial Data

                       FIVE YEAR SELECTED FINANCIAL DATA
               (Prior years restated for discontinued operations)

                                          Years ended December 31,
                                ----------------------------------------------
                                  2000      1999     1998      1997     1996
                                --------  -------- --------  -------- --------
                                  (Dollars in thousands, except per share
                                                  amounts)
Operating Performance
Earned revenue................. $317,622  $262,169 $254,375  $216,706 $183,057
Income from operations.........   36,327    17,071   12,255    12,381    5,895
Net Income:
  Continuing operations........   20,491     9,074    9,391     7,098    3,630
  Discontinued operations......       23    15,226   10,764     7,302    8,921
                                --------  -------- --------  -------- --------
    Net Income................. $ 20,514  $ 24,300 $ 20,155  $ 14,400 $ 12,551
                                --------  -------- --------  -------- --------
Earnings per share:
  Continuing operations........ $   2.80  $   1.27 $   1.33  $   1.01 $   0.52
  Discontinued operations......     0.00      2.12     1.52      1.05     1.28
                                --------  -------- --------  -------- --------
    Earnings per share......... $   2.80  $   3.39 $   2.85  $   2.06 $   1.80
                                --------  -------- --------  -------- --------
Earnings per share-- assuming
 dilution:
  Continuing operations........ $   2.69  $   1.21 $   1.27  $   1.00 $   0.51
  Discontinued operations......     0.00      2.02     1.45      1.02     1.27
                                --------  -------- --------  -------- --------
    Earnings per share--
     assuming dilution......... $   2.69  $   3.23 $   2.72  $   2.02 $   1.78
                                --------  -------- --------  -------- --------

Financial Position
Total assets................... $264,274  $233,522 $238,789  $190,312 $156,613
Long-term debt.................   15,000     -- --   35,000    11,000    -- --
Stockholders' equity...........  189,199   172,405  149,254   129,663  118,619

Other Information
For the year:
  Cash (utilized) provided by
   operations.................. $(23,858) $ 49,102 $(20,976) $  1,071 $ (4,338)
  Depreciation and amortization
   expense.....................    3,681     3,544    2,796     2,994    2,501
  Capital expenditures.........    8,310     6,718    8,702     2,835    1.262
  Dividends per common share...     0.80      0.68     0.60      0.55     0.43
At year end:
  Book value per common share.. $  24.90  $  23.46 $  20.60  $  18.49 $  17.03

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. It should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

   As previously discussed, the Company announced a plan to evaluate strategic alternatives to enhance shareholder value which resulted in the sale of one business group during 2000, and the sale of two more businesses subsequent to year end. These operations are being reported as discontinued operations, therefore, the ensuing discussion relates only to the continuing operations of the Company. Prior year information has been restated for comparative purposes.

 Results of Operations

   PDM is an engineering and construction company, and a distributor of a broad range of carbon steel products. The Company currently operates in two business segments: Heavy Construction and Steel Distribution. The Heavy Construction segment specializes in the engineering and design, procurement and fabrication of steel bridges. The Steel Distribution segment processes and distributes a full line of heavy carbon steel products.

   The Company realized income from continuing operations of $20.5 million compared with $9.1 million in 1999 and $9.4 million in 1998. The related earnings per share were $2.69 in 2000 compared with $1.21 in 1999 and $1.27 in 1998. Earned revenue increased $55.5 million in 2000 when compared with 1999 and increased $7.8 million in 1999 when compared with 1998. Income from operations of $36.3 million in 2000 increased $19.2 million from $17.1 million in 1999 and increased $4.8 million in 1999 when compared with $12.3 million in 1998. For additional discussion on the results of operations refer to the individual business segment narratives below.

 Heavy Construction

   The economic conditions and competitive environments in the United States in which Heavy Construction operates vary by geographic market. These external factors, outside of management's control, impact financial results.

   Earned revenue increased $13.2 million from 1999 to 2000 and $13.2 million from 1998 to 1999. During both years, this segment benefited from unprecedented federal and state infrastructure spending. The level of spending is expected to remain strong over the next several years due to passage of the "Transportation Equity Act for the 21st Century". This act provides for $20.4 billion for investments in bridges over a six year period, which represents a 40 percent increase over the previous spending bill.

   New awards for 2000 increased $16.3 million, or 18 percent, to $106.9 million due to the aforementioned spending levels. New awards of $90.6 million for 1999 were off $12.2 million from 1998.

   Gross margin improved in 2000 and 1999 due to a change in the mix of contracts and the impact of operating efficiencies.

   Selling, general and administrative (S,G&A) expense as a percentage of earned revenue was 3.5 percent, 4.0 percent and 4.3 percent for 2000, 1999, and 1998, respectively.

   Income from operations was $30.8 million in 2000 compared with $14.1 million and $10.6 million in 1999 and 1998, respectively. The increase in 2000 and 1999 is attributable to the Company's revenue growth and leverage of the operating expense lines. The Company also benefited from the reversal of previously established allowances on accounts receivable as further described in the footnotes to the financial statements.

   Capital expenditures were $6.7 million in 2000 compared with $1.1 million and $1.6 million in 1999 and 1998, respectively. The 2000 expenditures relate primarily to the expansion of the bridge fabrication facility in Palatka, Florida. Expenditures during 1999 and 1998 consist primarily of recurring acquisitions of plant equipment.

 Steel Distribution

   For the Steel Distribution segment, earned revenue of $216.2 million increased $42.2 million from 1999 due principally to an increase in tonnage shipped. Strong market activity, coupled with the favorable impact of new and expanded steel service center operations, contributed to the growth in volume. In 1999, earned revenue was down $5.4 million from 1998 despite a 5 percent increase in tonnage shipped. Lower transaction prices, attributable to a drop in steel prices, accounted for the decrease from the prior year.

   Income from operations was $16.9 million compared with $13.1 million and $14.4 million in 1999 and 1998, respectively. The strong revenue growth in 2000 contributed to the increase from 1999. The lower 1999 operating income is attributable to the decrease in earned revenue and higher S,G&A costs associated with new or expanded steel service center operations.

   S,G&A expense as a percentage of earned revenue was 6.5 percent, 7.6 percent and 6.5 percent for 2000, 1999, and 1998, respectively. The improvement in 2000 is directly attributable to the strong revenue growth noted above.

   During 1999, the Company completed construction of a new steel service center in Woodland, Washington. This facility enables the Company to provide broader geographic coverage and enhance customer service to the Northwest United States.

   Capital expenditures were $1.6 million in 2000 compared with $5.4 million and $6.4 million in 1999 and 1998, respectively. The 1999 and 1998 expenditures were primarily incurred in the construction of the Woodland, Washington steel service center.

 Other

   Corporate unallocated expenses, consisting of salaries, benefits, outside professional services, taxes and insurance, were $11.5 million in 2000 compared with $10.2 million and $12.7 million in 1999 and 1998, respectively. The increase in 2000 relates primarily to adjustments to inventory reserves, attributable to higher average material costs. The decrease in 1999 is attributable to lower compensation expense recognized under an incentive stock plan and increased net periodic pension income.

   Interest expense of $1.6 million in 2000 compares with $2.6 million in 1999 and $1.9 million in 1998. Interest expense is directly related to the level of net borrowings the Company maintains throughout the year. The increase in interest expense for 1999 resulted from the higher level of borrowings to fund capital expansion and to finance general working capital needs. On December 31, 2000, the Company had $15 million of outstanding debt under its revolving credit facility compared with none at December 31, 1999. The Company had $35 million of outstanding debt under the revolving credit facility at December 31, 1998.

   The loss on sale of assets of $0.2 million in 2000 relates to the write-down of an idle property to the estimated net realizable value. The gain on sale of assets of $5.0 million in 1998 was attributable to the sale of idle properties.

   The effective tax rate was approximately 40 percent in 2000 compared with 39 percent in 1999 and 40 percent in 1998.

 Liquidity and Capital Resources

   The increase in cash utilized by operating activities in 2000, compared with 1999, is due primarily to activities in discontinued operations including capital additions, changes in working capital and the results of operations. The increases in accounts receivable and inventories in continuing operations also contributed to the utilization of cash. The changes in operating assets and liabilities vary from year to year and are affected by the mix, stage of completion and commercial terms of contracts. During 1999, decreases in net assets associated with discontinued operations and a decrease in net costs incurred on contracts coupled with an increase in short-term liabilities contributed to the improvement in cash provided by operating activities.

   The Company expended $8.3 million for capital improvements in 2000. Capital expenditures were primarily for the expansion and improvement of facilities. During 2000 and 1999, the Company had annual capital spending of approximately two times and one-and-one-half times annual depreciation expense, respectively, to maintain its competitive position. The Company anticipates that capital expenditures in the near future will approximate two times the level of depreciation and amortization, although there can be no assurance that such levels will not increase or decrease.

   On July 10, 2000, the Company announced it had engaged the firm of Tanner & Co., Inc., as the Company's financial advisor, to assist the Board of Directors' consideration of strategic alternatives to enhance shareholder value, including the potential sale or other disposition of part or all of the Company.

   As discussed in the Discontinued Operations footnote included in the financial statements, in November 2000, the Company sold the stock of PDM Strocal, Inc. and Candraft Detailing, Inc. for total consideration of approximately $29.1 million consisting of $18.8 million in cash and the assignment of accounts receivable. Approximately $1.3 million of the assigned receivables were collected prior to year-end, and the remaining receivables were collected subsequent to year-end.

   Also, as discussed in the Discontinued Operations footnote, the Company completed two other sales transactions in the first quarter of 2001 which favorably impacted the Company's liquidity subsequent to year-end. The anticipated pre-tax gain on these sales is approximately $26 million, which may change based on the final determination of all costs directly related to the transactions.

   The Company, jointly with Tanner & Co., continues to evaluate strategic alternatives for the remaining businesses.

   Cash provided by financing activities consisted primarily of proceeds from the revolving credit facility. The Company paid cash dividends of $5.9 million ($.80 per share) in 2000 compared with $5.0 million ($.68 per share) in 1999 and $4.4 million ($.60 per share) in 1998.

   The Company has on hand and access to sufficient sources of funds to meet its anticipated operating and capital needs. These sources include the unused portion of a $22.5 million unsecured revolving credit facility which expires on January 31, 2002. On December 31, 2000, $5.8 million of stand-by letters of credit were outstanding under this credit facility. As a result of the aforementioned sales transactions, the Company currently believes it has sufficient cash on hand to limit the amount of borrowings under its credit facility in 2001.

   Inflation has not had a material effect on the Company in recent years, and the effect is expected to be minimal in the foreseeable future.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, addresses the accounting for derivatives and hedging activities and is effective for years starting after June 15, 2000.

   The Company does not currently utilize derivatives or engage in hedging activities; therefore, management does not anticipate that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 on revenue recognition. The bulletin, which establishes criteria that must be met to recognize revenue, was adopted by the Company during 2000 and did not have a material impact on the Company's financial position or results of operations.

 Forward-looking Statements

   Any of the comments in this Form 10-K that refer to the Company's estimated or future results, margins on existing or future projects, long-term profitability and demand and growth trends are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ materially from current expectations or projections based on a number of factors affecting the Company's businesses. The Company's estimates of future performance depend on, among other things, the likelihood of receiving certain new awards. While these estimates are based on the good faith judgment of management, these estimates frequently change based on new facts which become available. In addition, the timing of receipt of revenue by the Company from engineering and construction projects can be affected by a number of factors outside the control of the Company. The Company's businesses are also subject to fluctuations in demand and to changing global economic and political conditions which are beyond the control of the Company and may cause actual results to differ from the forward-looking statements contained in this Form 10-K.

   These forward-looking statements represent the Company's judgment only as of the date of this Form 10-K. As a result, the reader is cautioned not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

   Due to current conditions in the credit markets and considering the favorable terms of the Company's borrowing facility, management believes interest rate exposure is minimal.

Item 8. Financial Statements and Supplemental Data

                       CONSOLIDATED STATEMENTS OF INCOME
               (Prior years restated for discontinued operations)

                                            Years Ended December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Earned revenue...................... $317,621,940  $262,169,290  $254,375,007
Cost of earned revenue..............  253,085,595   217,348,739   214,342,961
                                     ------------  ------------  ------------
Gross profit from operations........   64,536,345    44,820,551    40,032,046
Selling, general and administrative
 expenses...........................   28,209,198    27,750,036    27,776,698
                                     ------------  ------------  ------------
Income from operations..............   36,327,147    17,070,515    12,255,348
Other income (expense):
  Interest income...................      856,528       706,766       549,063
  Interest expense..................   (1,632,138)   (2,554,751)   (1,889,643)
  (Loss) gain on sale of assets.....     (193,285)       39,258     5,032,785
  Miscellaneous, net................   (1,164,279)     (378,600)     (359,686)
                                     ------------  ------------  ------------
                                       (2,133,174)   (2,187,327)    3,332,519
                                     ------------  ------------  ------------
Income from continuing operations
 before income taxes................   34,193,973    14,883,188    15,587,867
Income tax expense..................   13,703,490     5,809,687     6,196,590
                                     ------------  ------------  ------------
Income from continuing operations...   20,490,483     9,073,501     9,391,277
Income from discontinued operations
 (less taxes of $15,263, $9,173,539
 and $7,200,385 for 2000, 1999 and
 1998 respectively).................       23,377    15,226,499    10,763,723
                                     ------------  ------------  ------------
    Net income...................... $ 20,513,860  $ 24,300,000  $ 20,155,000
                                     ============  ============  ============
Earnings per share
  Continuing operations............. $       2.80  $       1.27  $       1.33
  Discontinued operations........... $       0.00  $       2.12  $       1.52
                                     ------------  ------------  ------------
    Earnings per share.............. $       2.80  $       3.39  $       2.85
                                     ------------  ------------  ------------
Earnings per share--assuming
 dilution
  Continuing operations............. $       2.69  $       1.21  $       1.27
  Discontinued operations........... $       0.00  $       2.02  $       1.45
                                     ------------  ------------  ------------
    Earnings per share--assuming
     dilution....................... $       2.69  $       3.23  $       2.72
                                     ============  ============  ============
Shares used to calculate:
Earnings per share..................    7,316,099     7,174,300     7,069,122
Earnings per share--assuming
 dilution...........................    7,625,465     7,517,211     7,422,435

                See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (Prior years restated for discontinued operations)

                                                          December 31,
                                                   ---------------------------
                                                       2000           1999
                     ASSETS                        -------------  ------------
Current Assets
Cash and cash equivalents........................  $  11,771,521  $  3,208,665
Accounts and notes receivable, less allowance for
 doubtful accounts of $468,497 and $1,493,068 in
 2000 and 1999, respectively                          45,585,701    40,916,790
Inventories......................................     33,975,235    24,839,132
Costs and estimated profits in excess of
 billings........................................     15,749,708    14,317,075
Deferred income taxes............................      7,038,730     6,418,334
Prepaid expenses.................................        846,269       996,594
                                                   -------------  ------------
    Total current assets.........................    114,967,164    90,696,590
Other Assets.....................................     17,532,305    13,499,296
Goodwill.........................................      3,509,465     3,629,201
Net Assets of Discontinued Operations............     91,936,373    91,102,418

Property, Plant and Equipment
  Land...........................................      4,767,074     4,988,639
  Buildings......................................     29,861,964    31,358,307
  Machinery and equipment........................     36,692,383    33,657,439
                                                   -------------  ------------
                                                      71,321,421    70,004,385
                                                   -------------  ------------
Allowances for depreciation......................    (34,992,539)  (35,409,808)
Net property, plant and equipment................     36,328,882    34,594,577
                                                   -------------  ------------
                                                   $ 264,274,189  $233,522,082
                                                   =============  ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account payable..................................  $  18,633,908  $ 23,043,541
Accrued compensation, related taxes and
 benefits........................................     12,316,371    10,004,399
Other accrued expenses...........................      2,530,956     3,703,319
Billings in excess of costs and estimated
 profits.........................................      7,098,303     4,861,783
Income taxes.....................................      1,096,029     1,922,792
Casualty and liability insurance.................      8,424,172     8,215,207
                                                   -------------  ------------
    Total current liabilities....................     50,099,739    51,751,041
Revolving Credit Facility........................     15,000,000            --
Deferred Income Taxes............................      8,979,853     8,484,594
Minority Interest................................        995,855       881,285

Contingencies and Commitments

Stockholders' Equity
  Preferred stock--par value $.01 per share;
   authorized 3,000,000 shares; issued--none
  Common stock--no par value; authorized
   15,000,000 shares; issued 8,946,468 shares....     33,549,255    33,549,255
  Additional paid-in capital.....................     11,617,010     6,305,236
  Notes receivable from officers.................     (4,577,800)           --
  Retained earnings..............................    159,988,605   145,391,325
  Accumulated other comprehensive loss...........       (360,076)           --
                                                   -------------  ------------
                                                     200,216,994   185,245,816
                                                   -------------  ------------
Treasury stock at cost (2000--1,349,664 shares;
 1999--1,597,866 shares).........................    (10,124,598)  (11,784,061)
Unearned compensation--restricted stock..........       (893,654)   (1,056,593)
                                                   -------------  ------------
    Total stockholders' equity...................    189,198,742   172,405,162
                                                   -------------  ------------
                                                   $ 264,274,189  $233,522,082
                                                   =============  ============

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Prior years restated for discontinued operations)

                                             Years ended December 31,
                                        -------------------------------------
                                           2000         1999         1998
                                        -----------  -----------  -----------
Cash Flows from Operating Activities
Net income............................. $20,513,860  $24,300,000  $20,155,000
Adjustments to reconcile net income to
 net cash provided (utilized) by
 operating activities:
  Depreciation and amortization........   3,681,133    3,544,348    2,796,006
  Discontinued operations--net assets.. (29,904,266)  10,279,322  (18,051,170)
  Loss (gain) on sale of assets........     193,285      (39,258)  (5,032,785)
  Deferred income taxes (credits)......    (125,137)  (1,104,667)    (667,808)
  Minority interest in earnings, net of
   dividends paid                           114,970       62,562       95,224
  Other non-cash debits (credits),
   net.................................  (1,392,912)    (864,230)     702,134
Change in operating assets and
 liabilities providing (using) cash:
  Accounts and notes receivable........  (4,668,911)   2,085,611  (10,073,807)
  Inventories..........................  (9,136,103)    (104,896)  (5,704,481)
  Prepaid expenses.....................     301,684     (148,135)       1,733
  Costs, estimated profits and
   billings, net.......................     803,887    6,333,266   (7,414,502)
  Accounts payable.....................  (4,409,633)  (1,454,638)   1,549,924
  Accrued liabilities..................     551,877    5,407,524    1,847,933
  Income taxes.........................    (381,455)     805,038   (1,179,815)
                                        -----------  -----------  -----------
    Net cash (utilized) provided by
     operating activities.............. (23,857,721)  49,101,847  (20,976,414)
                                        -----------  -----------  -----------
Cash Flows from Investing Activities
  Capital expenditures.................  (8,309,711)  (6,718,165)  (8,702,364)
  Proceeds from sale of assets.........   2,690,793       55,401    6,324,497
  Proceeds from sales of businesses....  29,070,311           --           --
  Change in non-current assets.........    (137,823)    (234,379)    (579,644)
                                        -----------  -----------  -----------
    Net cash provided (utilized) by
     investing activities..............  23,313,570   (6,897,143)  (2,957,511)
                                        -----------  -----------  -----------
Cash Flows from Financing Activities
  Proceeds from revolving credit
   facility............................  77,000,000   17,000,000   27,000,000
  Payments of revolving credit
   facility............................ (62,000,000) (52,000,000)  (3,000,000)
  Dividends paid.......................  (5,916,785)  (4,964,974)  (4,359,366)
  Other................................      23,792      968,935      826,270
                                        -----------  -----------  -----------
    Net cash provided (utilized) by
     financing activities..............   9,107,007  (38,996,039)  20,466,904
                                        -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................   8,562,856    3,208,665   (3,467,021)
Cash and cash equivalents at beginning
 of year...............................   3,208,665           --    3,467,021
                                        -----------  -----------  -----------
Cash and Cash Equivalents at End of
 Year.................................. $11,771,521  $ 3,208,665  $        --
                                        ===========  ===========  ===========

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Unearned                                 Accumulated      Treasury stock
                                Additional     compensation-                                 other     ------------------------
                      Common     paid-in        restricted     Retained    Comprehensive comprehensive               Number of
                       stock     capital           stock       earnings       income        income         Cost        shares
                    ----------- ----------     ------------- ------------  ------------- ------------- ------------  ----------
Balance on January
1, 1998...........  $33,549,255 $   95,370                   $110,270,788                  $(271,007)  $(13,981,641) (1,933,094)
Comprehensive
income:
 Net income.......                                             20,155,000   $20,155,000
 Minimum pension
 liability........                                                              (19,395)     (19,395)
                                                                            -----------
  Total
  comprehensive
  income..........                                                           20,135,605
Cash dividends
($0.60 per
share)............                                             (4,359,366)
Issuance of
restricted stock..               2,581,810      $(3,696,000)                                              1,114,190     154,000
Stock plan
amortization......               1,245,000        1,725,000
Other.............                 261,518                         15,438                                   568,169      78,542
                    ----------- ----------      -----------  ------------   -----------    ---------   ------------  ----------
Balance on
December 31,
1998..............   33,549,255  4,183,698       (1,971,000)  126,081,860                   (290,402)   (12,299,282) (1,700,552)
Comprehensive
income:
 Net income.......                                             24,300,000    24,300,000
 Minimum pension
 liability........                                                              290,402      290,402
                                                                            -----------
  Total
  comprehensive
  income..........                                                           24,590,402
Cash dividends
($0.68 per
share)............                                             (4,964,974)
Stock plan
amortization......               1,245,384          930,423
Other.............                 876,154          (16,016)      (25,561)                                  515,221     102,686
                    ----------- ----------      -----------  ------------   -----------    ---------   ------------  ----------
Balance on
December 31,
1999..............   33,549,255  6,305,236       (1,056,593)  145,391,325                         --    (11,784,061) (1,597,866)
Comprehensive
income:
 Net income.......                                             20,513,860    20,513,860
 Minimum pension
 liability........                                                             (360,076)    (360,076)
                                                                            -----------
  Total
  comprehensive
  income..........                                                           20,153,784
Cash dividends
($0.80 per
share)............                                             (5,916,785)
Stock plan
amortization......               1,449,627          839,735
Other.............                (715,653)        (676,796)          205                                 1,659,463     248,202
                    ----------- ----------      -----------  ------------   -----------    ---------   ------------  ----------
Balance on
December 31, 2000   $33,549,255 $7,039,210 (a)  $  (893,654) $159,988,605                  $(360,076)  $(10,124,598) (1,349,664)
                    =========== ==========      ===========  ============   ===========    =========   ============  ==========

----
(a) Includes a $4.6 million reduction for notes receivable from officers. This item is presented separately in the Consolidated Statements of Financial Condition.

                See Notes to Consolidated Financial Statements.

Significant Accounting Policies

 Basis of Presentation

   The consolidated financial statements include the accounts of Pitt-Des Moines, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

   The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods for long-term contracts.

   As previously discussed, the Company announced a plan to evaluate strategic alternatives to enhance shareholder value which resulted in the sale of one business group during 2000, and the sale of two more businesses subsequent to year end. These operations are being reported as discontinued operations. Prior year information has been restated for comparative purposes.

 Reclassifications

   Certain amounts in the 1999 and 1998 consolidated financial statements and notes to consolidated financial statements have been reclassified to conform with the 2000 and 1999 presentation. The primary cause of the reclassifications is the transfer of several businesses to discontinued operations (see Discontinued Operations footnote).

 Classifications of Current Assets and Liabilities

   The Company, consistent with industry practice, includes in current assets and current liabilities amounts realizable and payable under contracts which extend beyond one year. Other assets and liabilities are classified as current or non-current on the basis of expected realization or payment within or beyond one year, respectively.

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

 Depreciation and Amortization

   Land, buildings, machinery and equipment are carried at cost. Buildings, machinery and equipment, including capitalized leases, are generally depreciated by accelerated methods.

   At December 31, 2000, the net book value of $2.3 million of long-lived assets to be disposed of were included in Property, Plant and Equipment. Goodwill is amortized on the straight-line method over forty years.

 Revenue Recognition

   The Company's revenues are composed of product sales and products and services provided under engineering and construction contracts. The Company recognizes product sales revenues upon delivery to the customer and engineering and construction contract revenues using the percentage-of-completion method. Contract revenue recognition is based on the proportion of man-hours incurred to date to total estimated man-hours. The revenue recognized on contracts is not related to progress billings to customers.

   As long-term contracts extend over one or more years, revisions to estimates of costs and profits are reflected in the accounting period in which the facts which require the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements.

   The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

   Revenue from contract change orders and claims is recognized when the settlement is probable and the amount can be reasonably estimated. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Costs and estimated profits in excess of billings are classified as a current asset. Amounts billed in excess of costs and estimated profits are classified as a current liability.

 Stock Plans

   The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. This expense is recognized ratably over the vesting period.

   The market value of restricted stock at the grant date is recorded as unearned compensation in a separate component of stockholders' equity and adjusted to current market value at each reporting period. Assuming certain performance criteria are met, unearned compensation is amortized to expense over the vesting period.

 Earnings Per Common Share

   Earnings per share (basic) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, exclusive of the non-vested restricted shares.

   Earnings per share (assuming dilution) reflects the assumed conversion of all dilutive securities, consisting of employee stock options and restricted stock, to the extent that predetermined goals have been achieved. Such adjustments to the weighted-average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.

 Comprehensive Income

   Comprehensive income consists of net income and minimum pension liability adjustments (net of applicable taxes) and is presented in the Consolidated Statements of Stockholders' Equity.

Inventories

   Inventories aggregating approximately $27.3 million and $21.0 million on December 31, 2000 and 1999, respectively, are valued at the lower of LIFO cost or market. If these amounts had been valued on the FIFO method, which approximates replacement cost, these amounts would have been approximately $11.2 million and $10.2 million higher than reported on December 31, 2000 and 1999, respectively.

   Inventories carried on a FIFO basis were $6.7 million and $3.8 million on December 31, 2000 and 1999, respectively.

Discontinued Operations

   On November 3, 2000, the Company sold all the stock of PDM Strocal, Inc. and Candraft Detailing, Inc., both wholly-owned subsidiaries, to David L. Long, the former president of the business. Total consideration was $29.1 million consisting of $18.8 million in cash and the assignment of $10.3 million of PDM Strocal accounts receivable to the Company. The sale was effective August 31, 2000.

   On January 30, 2001, the Company sold all the stock of Oregon Culvert Co., Inc., a wholly-owned subsidiary, to Contech Construction Products, Inc. for $8.3 million in cash.

   On February 7, 2001, the Company sold its Engineered Construction and Water Storage divisions to Chicago Bridge & Iron Company N.V. (CB&I) for $84 million in cash and stock. The Company received $40 million in cash and 2,848,172 shares of CB&I common stock with certain put and call rights. Subsequent to the initial transaction, 807,356 shares were returned to CB&I in exchange for $9 million. The Company has the right to put the remaining 2,040,816 shares to CB&I for $35 million as of June 30, 2001. The put to CB&I is backed by a $20 million letter of credit issued by a commercial bank and a $15 million standby funding agreement with Farinvest, Ltd., an affiliate of the WEDGE Group.

   The aforementioned operations are reported as discontinued operations in the accompanying financial statements. The fourth quarter 2000 operating results for these businesses have been deferred and will be reported as part of the gain on sales of businesses in the first quarter of 2001. Net assets from discontinued operations in the accompanying balance sheet of $91.9 million includes $76.1 million of net current assets and operating results from the measurement date of the dispositions and $15.8 million of net non-current assets as of December 31, 2000. These amounts consist primarily of accounts receivable, contract related assets and liabilities, property, plant and equipment and related liabilities.

   Revenues applicable to discontinued operations were $349.4 million, $366.9 million and $312.3 million in 2000, 1999 and 1998, respectively.

Costs and Estimated Profits on Uncompleted Contracts

   Costs and estimated profits on uncompleted contracts are summarized as follows:

                                                            December 31,
                                                      -------------------------
                                                          2000         1999
                                                      ------------  -----------
   Costs incurred on uncompleted contracts........... $101,743,732  $75,398,031
   Estimated profits.................................   32,460,133   15,280,146
                                                      ------------  -----------
                                                       134,203,865   90,678,177
   Billings to date.................................. (125,552,460) (81,222,885)
                                                      ------------  -----------
                                                       $ 8,651,405  $ 9,455,292
                                                      ============  ===========

   Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                         December 31,
                                                    ------------------------
                                                       2000         1999
                                                    -----------  -----------
   Costs and estimated profits in excess of
    billings....................................... $15,749,708  $14,317,075
   Billings in excess of costs and estimated
    profits........................................  (7,098,303)  (4,861,783)
                                                    -----------  -----------
                                                    $ 8,651,405  $ 9,455,292
                                                    ===========  ===========

   During 1999, allowances were provided for certain specific customer related issues for which management believed there was credit risk. As these amounts were subsequently collected in 2000, the allowances are no longer deemed necessary.

Other Assets

   Other assets consist primarily of prepaid pension costs.

Revolving Credit Facility

   The Company has an unsecured revolving credit agreement (the "Credit Agreement") with a bank that was amended subsequent to year-end as a result of the sales of businesses. The Credit Agreement was reduced to $22.5 million and matures on January 31, 2002, at which time all borrowings must be repaid in full. This Credit Agreement calls for the election of interest at rates based on the prime rate or London Interbank Offered Rate and requires the payment of a quarterly commitment fee ranging from .20 percent to .30 percent of the unutilized credit facility. The interest and commitment fee percentages are determined based upon the ratio of debt to earnings before interest, taxes, depreciation and amortization for the trailing four quarters. The Credit Agreement contains restrictive financial covenants that require minimum levels of tangible net worth, as defined, and the maintenance of certain financial ratios. On December 31, 2000, $5.8 million of stand-by-letters of credit were outstanding pursuant to the Credit Agreement.

   Interest paid during the years ended December 31, 2000, 1999, and 1998 amounted to $2.0 million, $2.7 million and $1.7 million, respectively.

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

   The Company's policy is to fund the legal minimum required contributions. Plan assets on December 31, 2000 consisted primarily of listed stocks, bonds, investments in pooled funds and group annuity contracts of insurance carriers.

   Net periodic pension expense (income) for the Company's defined benefit pension plans included the following components:

                                             Years ended December 31,
                                        -------------------------------------
                                           2000         1999         1998
                                        -----------  -----------  -----------
   Service cost-benefits earned during
    the period........................  $ 1,591,938  $ 1,877,716  $ 1,640,972
   Interest cost on projected benefit
    obligation........................    5,077,754    4,658,923    4,473,757
   Expected return on plan assets.....   (9,121,264)  (8,669,280)  (7,410,205)
   Amortization of transition amount..     (699,827)    (710,479)    (710,479)
   Amortization of prior service
    cost..............................      379,498      212,607      207,433
   Recognized net actuarial (gain)
    loss..............................   (1,123,285)    (515,841)    (132,540)
                                        -----------  -----------  -----------
   Net periodic pension income........  $(3,895,186) $(3,146,354) $(1,931,062)
                                        ===========  ===========  ===========

   As a result of the aforementioned dispositions, curtailment losses of $91,794 and settlement losses of $44,650 are reflected in the recognized net actuarial gain component of net periodic pension income for the year ended December 31, 2000.

   The following assumptions were used in the determination of net periodic cost:

                                                                Years ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Discount rate.............................................. 7.75% 6.75% 7.00%
   Rate of increase in compensation levels.................... 5.50% 5.50% 5.50%
   Expected long-term rate of return on assets................ 9.00% 9.00% 9.00%

   The interest rates used to discount actuarial liabilities to present value at December 31, 2000 and 1999 were 7.25% percent and 7.75% percent, respectively.

   The following table sets forth the change in benefit obligation, plan assets and funded status of the Company's defined benefit pension plans:

                                                         December 31,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
   Change in benefit obligation
     Benefit obligation at beginning of year...... $ 65,002,186  $ 70,567,432
     Service cost.................................    1,591,938     1,877,716
     Interest cost................................    5,077,754     4,658,923
     Plan amendments..............................    2,288,053        85,305
     Benefits paid................................   (4,286,522)   (3,852,259)
     Actuarial (gain) or loss.....................    4,307,750    (8,334,931)
     Settlements..................................   (1,416,899)           --
                                                   ------------  ------------
   Benefit obligation at end of year.............. $ 72,564,260  $ 65,002,186
                                                   ------------  ------------
   Change in plan assets
     Fair value of plan assets at beginning of
      year........................................ $103,431,322  $ 98,178,707
     Actual return on plan assets.................   (1,549,708)    8,981,837
     Employer contributions.......................       93,044       123,036
     Benefits paid................................   (4,286,522)   (3,852,259)
     Settlements..................................   (1,416,899)           --
                                                   ------------  ------------
   Fair value of plan assets at end of year....... $ 96,271,237  $103,431,321
                                                   ------------  ------------
   Reconciliation of funded status
     Funded status................................ $ 23,706,977  $ 38,429,135
     Unrecognized transition amount...............           --      (699,820)
     Unrecognized prior service cost..............    2,983,643     1,166,882
     Unrecognized net gain........................  (10,092,476)  (26,149,838)
                                                   ------------  ------------
       Net amount recognized...................... $ 16,598,144  $ 12,746,359
                                                   ============  ============

   Amounts recognized in the Consolidated Statements of Financial Condition include:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Prepaid benefit cost............................... $17,058,056  $13,209,782
   Accrued benefit liability..........................  (1,159,252)    (651,328)
   Intangible asset...................................     339,264      187,905
   Accumulated other comprehensive income.............     360,076           --
                                                       -----------  -----------
       Net amount recognized.......................... $16,598,144  $12,746,359
                                                       ===========  ===========

   The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $832,057 and $769,246 as of December 31, 2000 and 1999, respectively. The fair value of plan assets for these plans was $584,739 and $632,833 as of December 31, 2000 and 1999, respectively.

   The Company also makes contributions to certain multi-employer defined benefit pension plans primarily for field union employees. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked. Company contributions and costs recognized for these plans were approximately $857,000, $719,000 and $482,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The estimated accumulated plan benefits and plan assets for these plans are not available.

   The Company sponsored a defined contribution plan or contributed to union sponsored defined contribution plans which cover nearly all salaried employees, certain hourly groups in accordance with their union labor contracts and nearly all non-union field employees. Based upon the respective plans, the Company contributions represent either a stated matching percentage of the participant's basic contribution or a stated rate per hour worked. Company contributions and costs recognized for these plans were $1.0 million, $1.3 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Employee Stock Ownership Plan

   The Company has a noncontributory Employee Stock Ownership Plan (ESOP) which provides salaried employees, who have at least one year of continuous service, an opportunity to own Company Common Stock and to accumulate additional retirement benefits. The Company's contributions, whether in cash or in stock, are determined annually by the Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction. Company contributions are 100 percent vested after five years of continuous service. The ESOP contribution is allocated to the participant's account based upon the actual salary paid to the participant during that year. The following table sets forth the status of the Company's ESOP:

                                                   Years ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
   Contributions.............................. $  718,000 $  917,000 $  735,000
   Dividends paid on ESOP shares.............. $  230,078 $  184,374 $  151,079
   Number of shares held by ESOP..............    269,008    261,823    247,199
   Plan assets at market value................ $8,800,000 $6,400,000 $5,900,000

Stock Plans

   The Company's stock plans (the "plans") provide for grants of non-qualified or incentive stock options and restricted stock awards to officers and key employees. The plans are administered by a committee consisting of at least three directors of the Company. A total of 1,400,000 shares of the Company's common stock may be issued pursuant to the plans. Total compensation expense recognized in the Consolidated Statements of Income for stock-based compensation awards was $2.3 million, $2.2 million and $3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Restricted stock awards issued under the plans provide that shares awarded may not be sold or otherwise transferred until restrictions as established by the committee have lapsed. There were no restricted stock grants in 2000 or 1999. Restricted stock issued under the plans with a weighted-average fair value of $26.38 totaled 154,000 in 1998.

   During the fourth quarter of 2000, the Company loaned three of its executive officers a total of $4.6 million to exercise company stock options. The notes, that are recourse to the general credit of the individuals, call for interest at a rate equal to the greater of the Company's cost of borrowings under its revolving credit facility or the prevailing Federal Short-Term rate as published by the Internal Revenue Service. The principal balance and accrued interest is due on the date of consummation of the sale of all or substantially all of the common stock of the Company.

   Stock options are generally granted at the fair market value of the Company's common stock on the date of grant. The vesting periods of options are determined on a grant-by-grant basis, and may be accelerated in the event of certain circumstances such as death or disability of the optionee. These options generally expire within ten years from the date of grant.

   The following table summarizes option activity for the three years ended December 31, 2000:

                                                                    Weighted-
                                                                     average
                                                        Shares    exercise price
                                                       ---------  --------------
   Outstanding on December 31,1997....................   447,750      $11.83
     Granted..........................................   706,000      $17.56
     Exercised........................................   (75,750)     $10.69
                                                       ---------      ------
   Outstanding on December 31, 1998................... 1,078,000      $15.66
     Granted..........................................    70,000      $25.25
     Exercised........................................  (113,100)     $11.85
                                                       ---------      ------
   Outstanding on December 31, 1999................... 1,034,900      $16.72
     Exercised........................................  (216,700)     $16.82
                                                       ---------      ------
   Outstanding on December 31, 2000...................   818,200      $16.70
                                                       ---------      ------

   Exercisable:
     December 31, 1998................................   374,825      $13.64
     December 31, 1999................................   455,050      $15.12
     December 31, 2000................................   431,500      $15.57
                                                       ---------      ------

   Available for future grant:
     December 31, 1998................................   617,250
     December 31, 1999................................   547,250
     December 31, 2000................................   540,000
                                                       ---------

   Stock options outstanding at December 31, 2000 of 818,200 shares at option prices ranging from $11.58 to $25.25, had a weighted-average remaining contractual life of 6.3 years.

 Pro Forma Net Income and Earnings Per Share

   Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998. There were no stock options granted in 2000 under the plans.

                                                                     December
                                                                        31,
                                                                     ----------
                                                                     1999  1998
                                                                     ----  ----
   Risk-free interest rate.......................................... 6.55% 4.91%
   Dividend yield................................................... 2.76% 2.50%
   Volatility factor................................................ .249  .203
   Weighted-average expected life...................................    7     8

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                       Years ended December
                                                                31,
                                                       -----------------------
                                                        2000     1999    1998
                                                       -------  ------  ------
                                                            (Dollars in
                                                       thousands, except per
                                                          share amounts)
Income from continuing operations - as reported......  $20,491  $9,074  $9,391
Compensation expense recognized under APB opinion No.
 25, net of tax......................................    1,372   1,305   1,782
Compensation expense computed under FAS 123, net of
 tax.................................................   (1,615) (1,553) (2,113)
                                                       -------  ------  ------
Income from continuing operations - pro forma........  $20,248  $8,826  $9,060
                                                       =======  ======  ======
Earnings per share--as reported:
  Earnings per share.................................  $  2.80  $ 1.27  $ 1.33
  Earnings per share--assuming dilution..............  $  2.69  $ 1.21  $ 1.27
                                                       -------  ------  ------
Earnings per share--pro forma:
  Earnings per share.................................  $  2.67  $ 1.22  $ 1.28
  Earnings per share--assuming dilution..............  $  2.55  $ 1.16  $ 1.21
                                                       -------  ------  ------
Weighted-average fair value of options granted during
 the year............................................      N/A  $ 6.99  $10.29
                                                       =======  ======  ======

Income Taxes

   The income tax expense (benefit) included in the Consolidated Statements of Income is as follows:

                                                Years ended December 31,
                                            -----------------------------------
                                               2000         1999        1998
                                            -----------  ----------  ----------
   Current:
   Federal................................. $11,406,046  $5,760,460  $5,745,648
   State...................................   2,422,581   1,153,894   1,118,750
                                            -----------  ----------  ----------
       Total current expense...............  13,828,627   6,914,354   6,864,398
                                            -----------  ----------  ----------
   Deferred:
   Federal.................................    (101,072)   (892,243)   (539,383)
   State...................................     (24,065)   (212,424)   (128,425)
                                            -----------  ----------  ----------
       Total deferred benefit..............    (125,137) (1,104,667)   (667,808)
                                            -----------  ----------  ----------
       Total income tax expense............ $13,703,490  $5,809,687  $6,196,590
                                            ===========  ==========  ==========

   A reconciliation of U.S. statutory federal income tax to the income tax expense on income before income taxes is as follows:

                                                Years ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------- ----------  ----------
   U.S. statutory federal tax expense...... $11,967,891 $5,209,116  $5,455,753
   Increase in taxes resulting from:
     State taxes less federal benefit......   1,490,999    711,000     727,000
     Other, net............................     244,600   (110,429)     13,837
                                            ----------- ----------  ----------
   Income tax expense...................... $13,703,490 $5,809,687  $6,196,590
                                            =========== ==========  ==========

   Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Deferred tax assets:
     Casualty and liability insurance.................... $2,422,267 $2,413,112
     Inventory...........................................    531,745      -- --
     Employee benefits...................................  3,889,980  3,396,968
     Accounts receivable allowance and other.............    194,738    608,254
                                                          ---------- ----------
       Total deferred tax assets.........................  7,038,730  6,418,334
                                                          ---------- ----------
   Deferred tax liabilities:
     Property, plant and equipment.......................  2,284,563  3,223,808
     Pension.............................................  6,584,866  5,027,805
     Other...............................................    110,424    232,981
                                                          ---------- ----------
       Total deferred tax liabilities.................... $8,979,853 $8,484,594
                                                          ========== ==========

   Income taxes paid for the years ended December 31, 2000, 1999, and 1998 were approximately $16.1 million, $7.0 million and $6.3 million, respectively.

Earnings Per Share

   The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                Years ended December 31,
                                           -----------------------------------
                                              2000        1999        1998
                                           ----------- ----------- -----------
   EARNINGS PER SHARE:
     Income from continuing operations.... $20,490,483 $ 9,073,501 $ 9,391,277
     Discontinued operations..............      23,377  15,226,499  10,763,723
                                           ----------- ----------- -----------
       Net income......................... $20,513,860 $24,300,000 $20,155,000
                                           =========== =========== ===========
   Weighted-average shares outstanding....   7,316,099   7,174,300   7,069,122
                                           ----------- ----------- -----------
   EPS:
     Income from continuing operations.... $      2.80 $      1.27 $      1.33
     Discontinued operations..............          --        2.12        1.52
                                           ----------- ----------- -----------
       Net income......................... $      2.80 $      3.39 $      2.85
                                           =========== =========== ===========
   EARNINGS PER SHARE--ASSUMING DILUTION:
     Income from continuing operations.... $20,490,483 $ 9,073,501 $ 9,391,277
     Discontinued operations..............      23,377  15,226,499  10,763,723
                                           ----------- ----------- -----------
       Net income......................... $20,513,860 $24,300,000 $20,155,000
                                           =========== =========== ===========
   Weighted-average shares outstanding....   7,316,099   7,174,300   7,069,122
   Employee stock options & restricted
    stock.................................     309,366     342,911     353,313
                                           ----------- ----------- -----------
   Weighted-average shares--assuming
    dilution..............................   7,625,465   7,517,211   7,422,435
                                           ----------- ----------- -----------
   EPS--ASSUMING DILUTION:
     Income from continuing operations.... $      2.69 $      1.21 $      1.27
     Discontinued operations..............          --        2.02        1.45
                                           ----------- ----------- -----------
       Net income......................... $      2.69 $      3.23 $      2.72
                                           =========== =========== ===========

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

   The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 2000 for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

   Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although such outcome could be material to the reported results of operations for the period in which it occurs.

Business Segment Information

   The Company has two reportable operating segments: Heavy Construction and Steel Distribution. These segments are aligned based on the types of products and services offered. The Heavy Construction Segment specializes in the engineering and design, procurement and fabrication of steel bridges. The Steel Distribution Segment distributes a full line of heavy carbon steel products and provides value-added processing services.

   The Company evaluates performance and allocates resources based on income or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that inventory is accounted for on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level, and the Company does not allocate certain items to its segments including general corporate expenses, incentive stock plan charges, other income (expense), income tax expense and adjustments to the LIFO inventory reserve.

                                             Years ended December 31,
                                      -----------------------------------------
                                          2000           1999          1998
                                      -------------  ------------  ------------
   Earned Revenue
   Heavy Construction................ $ 101,421,038  $ 88,186,328  $ 74,952,243
   Steel Distribution................   216,200,902   173,982,962   179,422,764
   Corporate and Other...............            --            --            --
                                      -------------  ------------  ------------
                                      $ 317,621,940  $262,169,290  $254,375,007
                                      =============  ============  ============
   Depreciation And Amortization
   Heavy Construction................ $   1,555,682  $  1,516,861  $  1,262,457
   Steel Distribution................     1,850,480     1,556,668     1,391,587
   Corporate and Other...............       274,971       470,819       141,962
                                      -------------  ------------  ------------
                                        $ 3,681,133  $  3,544,348  $  2,796,006
                                      =============  ============  ============
   Income (Loss) From Operations
   Heavy Construction................ $  30,843,684  $ 14,131,420  $ 10,576,756
   Steel Distribution................    16,943,591    13,121,188    14,414,154
   Corporate and Other...............   (11,460,128)  (10,182,093)  (12,735,562)
                                      -------------  ------------  ------------
                                       $ 36,327,147  $ 17,070,515  $ 12,255,348
                                      =============  ============  ============
   Identifiable Assets
   Heavy Construction................ $  51,813,041  $ 46,200,098  $ 52,421,873
   Steel Distribution................    94,088,430    79,007,035    73,539,084
   Corporate and Other...............    31,014,145    16,745,529    13,004,591
                                      -------------  ------------  ------------
                                      $ 176,915,616  $141,952,662  $138,965,548
                                      =============  ============  ============
   Capital Expenditures
   Heavy Construction................ $   6,673,656  $  1,140,238  $  1,615,782
   Steel Distribution................     1,606,415     5,433,537     6,386,821
   Corporate and Other...............        29,640       144,390       699,761
                                      -------------  ------------  ------------
                                      $   8,309,711  $  6,718,165  $  8,702,364
                                      =============  ============  ============

   For the years ended 2000, 1999, and 1998, neither any single customer, nor any country outside the United States, accounted for 10 percent or more of total earned revenue.

Two Year Quarterly Results of Operations
(unaudited)

   As indicated in the Notes to Consolidated Financial Statements, the Company sold PDM Strocal, Inc. and Candraft Detailing, Inc. effective August 31, 2000, Oregon Culvert Co., Inc. effective January 30, 2001 and Engineered Construction and Water Storage divisions effective February 7, 2001. The results of operations have been restated to report these businesses as discontinued operations as follows:

                                                  Quarters ended
                                   --------------------------------------------
                                    March
                                     31,    June 30, September 30, December 31,
                                   -------- -------- ------------- ------------
                                     (Dollars in thousands, except per share
                                                     amounts)
2000
Earned revenue as reported........ $178,708 $176,451   $171,228      $140,613
Less discontinued operations......   98,524   96,393     85,694        68,767
                                   -------- --------   --------      --------
    Earned revenue from continuing
     operations...................   80,184   80,058     85,534        71,846
                                   -------- --------   --------      --------
Gross profit as reported..........   24,238   25,533     16,535        13,820
Less discontinued operations......    9,982    9,420        (76)       (3,736)
                                   -------- --------   --------      --------
    Gross profit from continuing
     operations...................   14,256   16,113     16,611        17,556
                                   -------- --------   --------      --------
Income before taxes as reported...    9,299   11,763      2,700        (1,758)
Less discontinued operations......    3,589    2,441     (5,992)      (12,228)
                                   -------- --------   --------      --------
    Income before taxes from
     continuing operations........    5,710    9,322      8,692        10,470
                                   -------- --------   --------      --------
Income from continuing
 operations.......................    3,434    5,594      5,325         6,137
Income (loss) from discontinued
 operations.......................    2,158    1,464     (3,598)           --
                                   -------- --------   --------      --------
    Net income.................... $  5,592 $  7,058   $  1,727      $  6,137
                                   ======== ========   ========      ========
Net income (loss) per share:
  Continuing operations........... $   0.47 $   0.77   $   0.73      $   0.83
  Discontinued operations......... $   0.30 $   0.20   $  (0.49)     $   0.00
                                   -------- --------   --------      --------
    Net income per share.......... $   0.77 $   0.97   $   0.24      $   0.83
                                   ======== ========   ========      ========
Net income (loss) per share--
 assuming dilution:
  Continuing operations........... $   0.45 $   0.74   $   0.70      $   0.79
  Discontinued operations......... $   0.29 $   0.19   $  (0.47)     $   0.00
                                   -------- --------   --------      --------
    Net income per share--
     assuming dilution............ $   0.74 $   0.93   $   0.23      $   0.79
                                   ======== ========   ========      ========

                                                  Quarters ended
                                   --------------------------------------------
                                    March
                                     31,    June 30, September 30, December 31,
                                   -------- -------- ------------- ------------
                                     (Dollars in thousands, except per share
                                                     amounts)
1999
Earned revenue as reported........ $142,845 $156,455   $160,343      $169,446
Less discontinued operations......   78,692   90,412     95,583       102,233
                                   -------- --------   --------      --------
    Earned revenue from continuing
     operations...................   64,153   66,043     64,760        67,213
                                   -------- --------   --------      --------
Gross profit as reported..........   20,532   23,025     24,388        27,877
Less discontinued operations......   10,708   11,653     13,510        15,130
                                   -------- --------   --------      --------
    Gross profit from continuing
     operations...................    9,824   11,372     10,878        12,747
                                   -------- --------   --------      --------
Income before taxes as reported...    8,711    8,392      9,473        12,707
Less discontinued operations......    5,779    2,710      7,273         8,638
                                   -------- --------   --------      --------
    Income before taxes from
     continuing operations........    2,932    5,682      2,200         4,069
                                   -------- --------   --------      --------
Income from continuing
 operations.......................    1,783    3,487      1,368         2,442
Income (loss) from discontinued
 operations.......................    3,514    1,679      4,464         5,563
                                   -------- --------   --------      --------
    Net income (loss)............. $  5,297 $  5,166   $  5,832      $  8,005
                                   ======== ========   ========      ========
Net income (loss) per share:
  Continuing operations........... $   0.25 $   0.49   $   0.19      $   0.34
  Discontinued operations......... $   0.50 $   0.23   $   0.62      $   0.77
                                   -------- --------   --------      --------
    Net income per share.......... $   0.75 $   0.72   $   0.81      $   1.11
                                   ======== ========   ========      ========
Net income (loss) per share--
 assuming dilution:
  Continuing operations........... $   0.24 $   0.47   $   0.18      $   0.32
  Discontinued operations......... $   0.47 $   0.22   $   0.59      $   0.74
                                   -------- --------   --------      --------
    Net income per share--
     assuming dilution............ $   0.71 $   0.69   $   0.77      $   1.06
                                   ======== ========   ========      ========

   A separate computation of earnings per share is made for each quarter presented. The dilutive effect on earnings per share is included in each quarter in which dilution occurs. The earnings per share computation for the year is a separate annual calculation. Accordingly, the sum of the quarterly earnings per share amounts will not necessarily equal the earnings per share for the year.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders And Board Of Directors
Pitt-Des Moines, Inc.

   We have audited the accompanying consolidated statements of financial condition of Pitt-Des Moines, Inc. and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pitt-Des Moines, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Pittsburgh, Pennsylvania
March 23, 2001

                              REPORT OF MANAGEMENT

   The management of Pitt-Des Moines, Inc. and its subsidiaries is responsible for preparing the financial statements and for ensuring that other information included in this 10-K is consistent therewith. Estimates and judgments are necessary ingredients in the preparation of the financial statements. Management is considerate of these estimates and judgments and believes that the financial statements and other financial information included herein have been prepared, in all material respects, in conformity with accounting principles that are generally accepted, appropriate in the circumstances and consistently applied. The financial statements have been audited by Ernst & Young LLP, independent auditors.

   In order to prepare the financial statements, Pitt-Des Moines, Inc. maintains and relies upon a system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and transactions are recorded properly. This system is tested and evaluated by Pitt-Des Moines, Inc.'s internal auditors. Ernst & Young LLP evaluates the system of internal accounting control to determine the extent and timing of the procedures they deem necessary to express an opinion on the financial statements, taken as a whole.

   Oversight of the audit process is provided by the Audit Committee of the Board of Directors. The Audit Committee meets with the internal auditors and the independent auditors to discuss and review audit scope and audit findings. The internal and independent auditors have free access to the Audit Committee; management is not present during these discussions unless requested by the Audit Committee. The Audit Committee also recommends to the Board of Directors the appointment of the independent auditors.

   Management recognizes its responsibility for fostering a strong ethical climate so that the business of Pitt-Des Moines, Inc. is conducted according to the highest standard of corporate conduct.

                                          Wm. W. McKee
                                          President And Chief Executive
                                           Officer

                                          R. A. Byers
                                          Vice President Finance And Treasurer

March 23, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant(1)

   Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated March 30, 2001 (the "Proxy Statement") which information is incorporated herein by reference.

   The principal executive officers of the Company and their recent business experience are as follows:

     P. O. Elbert, age 70--Director since 1988; Chairman of the Board of the Company since 1990; formerly President of the Company since 1988 and President, PDM Structural Group since 1987. Mr. Elbert joined the Company in 1987. Prior to 1987, Mr. Elbert was Vice Chairman of Chicago Steel Corporation since 1986; formerly a partner of Elbert and McKee Company since 1984; formerly President and Chief Executive Officer of Flint Steel Corporation since 1979; and formerly Group Vice President of Inryco, Inc., a subsidiary of Inland Steel Company since 1969.

     Wm. W. McKee, age 62(2)--Director since 1988; President and Chief Executive Officer of the Company since 1990; formerly President, PDM Plate Group since May 1987 and formerly Executive Vice President, PDM Structural Group since April 1987. Mr. McKee joined the Company in 1987. Prior to 1987, Mr. McKee was Secretary of Chicago Steel Corporation since 1986; formerly a partner of Elbert and McKee Company since 1984; formerly a consultant with McKee and Associates since 1983; formerly President of Hogan Manufacturing since 1980; and formerly President of Herrick Corporation since 1973.

     R. A. Byers, age 53(2)--Treasurer since 1988 and Vice President, Finance and Administration since 1987; formerly Vice President, Finance since 1984; formerly Controller since 1982; formerly Assistant Controller since 1981; formerly Manager of Financial Reporting since 1979; and formerly with Ernst
  & Young LLP for ten years.
--------
(1) Except where otherwise indicated, all references are to positions held with Pitt-Des Moines, Inc. Each executive officer of the Company is elected annually by the Board of Directors until his successor is elected and qualified, and each has served continually as an officer since first elected.
(2) The Company has agreements with Messrs. McKee and Byers covering, among other things, their positions as executive officers of the Company after a change of control of the Company.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)

   2. Financial Statement Schedules

   The following consolidated financial statement schedule of Pitt-Des Moines, Inc. and subsidiaries should be read in conjunction with the Company's consolidated financial statements in the Annual Report on Form 10-K.

   Schedule II. Valuation and Qualifying Accounts for years ended December 31, 2000, 1999, and 1998

   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   3. Exhibits:

   3.1 Articles of Incorporation, as amended to date (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended
         March 31, 1999 and incorporated herein by reference)

   3.2 Bylaws, as amended to date (filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   4.1   Revolving Credit and Letter of Credit Issuance Agreement dated as of
         February 16, 1999 by and among Pitt-Des Moines, Inc. and PNC Bank,
         National Association, Wells Fargo Bank, N.A., American National Bank and LaSalle National Bank (filed as Exhibit 4.1 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   4.2   Letter Agreement dated as of January 30, 2001 by and among Pitt-Des
         Moines, Inc. and PNC Bank, National Association, Wells Fargo Bank,
         N.A., American National Bank and LaSalle National Bank amending the
         Revolving Credit and Letter of Credit Issuance Agreement dated as of
         February 16, 1999 (filed as Exhibit 4.2 hereto)

  10.1* Agreement executed by and between the Company and Wm. W. McKee (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference)

  10.2*  Amendment to agreement executed by and between the Company and Wm. W.
         McKee (filed as Exhibit 10.2 to the Company's annual report on Form
         10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.3* Agreement executed by and between the Company and R. A. Byers (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

  10.4*  Amendment to agreement executed by and between the Company and R. A.
         Byers (filed as Exhibit 10.4 to the Company's annual report on Form
         10-K for the year ended December 31, 1997 and incorporated herein by reference)

  10.5* Agreement executed by and between the Company and T. R. Lloyd (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference)

 10.6*   Amendment to agreement executed by and between the Company and T. R.
         Lloyd (filed as Exhibit 10.6 to the Company's annual report on Form
         10-K for the year ended December 31, 1997 and incorporated herein by reference)

 10.7* Summary of Company 2000 Management Incentive Plan (MIP) (filed herewith)

 10.8*   Retirement Plan for PDM Outside Directors as amended, effective May
         26, 1994 (filed as Exhibit 10.7 to the Company's annual report on Form
         10-K for the year ended December 31, 1994 and incorporated herein by reference)

 10.9* Retirement Plan for PDM Outside Directors, effective May 26, 1994, as amended on September 14, 1995 (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

 10.10*  Stock Option Plan of 1990 (filed as Exhibit 4.01 to the Company's
         Registration Statement No. 333-34787 on Form S-8 filed May 7, 1990 and incorporated herein by reference)

 10.11*  Directors Stock Plan (filed under the Company's Registration Statement
         No. 333-13043 on Form S-8 dated September 30, 1996 and incorporated herein by reference)

 10.12*  Stock Option Agreement executed by and between the Company and P. O.
         Elbert (filed as Exhibit 10.12 to the Company's annual report on Form
         10-K for the year ended December 31, 1996 and incorporated herein by reference)

 10.13* Amendment to Stock Option Agreement executed by and between the Company and P. O. Elbert (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

 10.14* Supplemental Benefit and Supplemental Salaried Retirement Plan (filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

 10.15*  Long Term Incentive Stock Plan of 1997 (filed under the Company's
         Registration Statement No. 333-68853 on Form S-8 dated December 14,
         1998 and incorporated herein by reference)

 10.16* Note executed by and between the Company and W. W. McKee (filed herewith)

 10.17* Note executed by and between the Company and P. O. Elbert (filed herewith)

 10.18* Note executed by and between the Company and R. A. Byers (filed herewith)

 10.19   Asset Purchase Agreement, dated February 7, 2001, by and among Pitt-
         Des Moines, Inc., Chicago Bridge & Iron Company N.V. and CB&I
         Constructors, Inc. (filed as Exhibit 99.1 to Schedule 13D filed on
         February 20, 2001 and incorporated herein by reference)

 10.20   Shareholder Agreement, dated February 7, 2001, by and among Pitt-Des
         Moines, Inc., Chicago Bridge & Iron Company N.V. and certain shareholders of Chicago Bridge & Iron Company N.V. (filed as Exhibit
         99.2 to Schedule 13D filed on February 20, 2001 and incorporated herein by reference)

 10.21   Stanby Funding Agreement, dated February 7, 2001, by and among Pitt-
         Des Moines, Inc., Chicago Bridge & Iron Company N.V. and Farinvest,
         Ltd. (filed as Exhibit 99.3 to Schedule 13D filed on February 20, 2001 and incorporated herein by reference)

  21     Subsidiaries of Pitt-Des Moines, Inc. (filed herewith)

  23     Consent of Independent Auditors, Ernst & Young LLP (filed herewith)

--------
   * Denotes management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K:

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PITT-DES MOINES, INC.

   March 28, 2001                                   /s/ Wm. W. McKee
                                          By: _________________________________
                                                        Wm. W. McKee
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

Principal Executive Officer:

        /s/ Wm. W. McKee               President, Chief Executive   March 28, 2001
______________________________________  Officer and Director
             Wm. W. McKee

Principal Financial and Accounting Officer:

         /s/ R. A. Byers               Chief Financial Officer      March 28, 2001
______________________________________  and Chief Accounting
             R. A. Byers                Officer

Other Directors:

         /s/ J. C. Bates               Director                     March 28, 2001
______________________________________
             J. C. Bates

        /s/ V. G. Beghini              Director                     March 28, 2001
______________________________________
            V. G. Beghini

          /s/ R. W. Dean               Director                     March 28, 2001
______________________________________
              R. W. Dean

         /s/ P. O. Elbert              Director                     March 28, 2001
______________________________________
             P. O. Elbert

         /s/ W. L. Friend              Director                     March 28, 2001
______________________________________
             W. L. Friend

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ W. R. Jackson              Director                     March 28, 2001
______________________________________
            W. R. Jackson

      /s/ W. R. Jackson, Jr.           Director                     March 28, 2001
______________________________________
          W. R. Jackson, Jr.

        /s/ A. J. Paddock              Director                     March 28, 2001
______________________________________
            A. J. Paddock

        /s/ J. W. Robinson             Director                     March 28, 2001
______________________________________
            J. W. Robinson

        /s/ P. J. Townsend             Director                     March 28, 2001
______________________________________
            P. J. Townsend

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             Pitt-Des Moines, Inc.

                                         Additions  Deductions(1)
                                         ---------- -------------
                              Balance at Charged to                 Balance at
                              Beginning  Costs and   Credited to      End of
         Description          of Period   Expenses      Asset         Period
         -----------          ---------- ---------- -------------   ----------
Deducted from accounts
 receivable as allowance for
 doubtful accounts:
  Year ended December 31,
   2000...................... $1,493,068 $  312,664  $1,337,235(2)  $  468,497
  Year ended December 31,
   1999...................... $  343,000 $1,392,769  $  242,701     $1,493,068
  Year ended December 31,
   1998...................... $  868,000 $  417,291  $  942,291     $  343,000

--------
(1) Write-off of accounts deemed to be uncollectible and adjustment of accruals.
(2) Elimination of allowance established for specific collectibility issues, subsequently determined to be unnecessary.