Form 10-Q
period 2001-03-31
PITT DES MOINES INC
filed 2001-05-15
CIK 78853

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

                 For the quarterly period ended March 31, 2001

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission file number 1-5259

                            ______________________

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

                                (281) 765-4600
             (Registrant's Telephone Number, including Area Code)
                            ______________________

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___
    -----

   On April 30, 2001, 7,598,432 shares of Common Stock were outstanding.

================================================================================

                               TABLE OF CONTENTS


                                                                                          Page
Part I - Financial Information

           Item 1.       Financial statements                                                3

           Item 2.       Management's discussion and analysis of
                         financial condition and results of operations                      11

           Item 3.       Quantitative and qualitative disclosures about market risk         13



Part II - Other Information

           Item 1.       Legal proceedings                                                  14

           Item 6.       Exhibits and reports on Form 8-K                                   14


Signatures                                                                                  15

                         Part I. Financial Information
Item 1.    Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
               (Prior year restated for discontinued operations)
                                  (Unaudited)

                                                                  For the three months ended
                                                                           March 31,
                                                               -------------------------------
    (in thousands, except per share amounts)                     2001                   2000
                                                               ------------           --------
Earned revenue                                                $    20,629           $   28,007
Cost of earned revenue                                            (15,015)             (21,352)
                                                              ------------          -----------
Gross profit from operations                                        5,614                6,655
Selling, general and administrative expenses                       (3,600)              (4,385)
                                                              ------------          -----------
    Income from operations                                          2,014                2,270
Other income/(expense):
    Interest income                                                    76                  109
    Interest expense                                                 (210)                (314)
    Gain on sale of assets                                            308                 (223)
    Miscellaneous, net                                                (55)                (211)
                                                              ------------          -----------
                                                                      119                 (639)
                                                              ------------          -----------
Income from continuing operations before income taxes               2,133                1,631
Income taxes                                                         (853)                (651)
                                                              ------------          -----------
Income from continuing operations                                   1,280                  980
Income from discontinued operations, net of taxes                  13,325                4,612
                                                              -----------          -----------
Net income                                                    $    14,605          $     5,592
                                                              ===========          ===========

Earnings per share - basic
    Continuing operations                                     $      0.17          $      0.14
    Discontinued operations                                   $      1.77          $      0.63
                                                              -----------          -----------
    Earnings per share - basic                                $      1.94          $      0.77
                                                              -----------          -----------

Earnings per share - assuming dilution
    Continuing operations                                     $      0.16          $      0.13
    Discontinued operations                                   $      1.70          $      0.61
                                                              -----------          -----------
    Earnings per share - assuming dilution                    $      1.86          $      0.74
                                                              -----------          -----------
Cash dividend                                                 $      0.20          $      0.20
                                                              -----------          -----------
Shares used to calculate:  (in thousands)
    Earnings per share                                              7,527                7,269
                                                              -----------          -----------
    Earnings per share - assuming dilution                          7,832                7,540
                                                              -----------          -----------
CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                              $   159,989          $   145,391
     Net income                                                    14,605                5,592
     Dividends paid                                                (1,520)              (1,478)
                                                              -----------          -----------
Balance at end of period                                      $   173,074          $   149,505
                                                              ===========          ===========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition
               (Prior year restated for discontinued operations)

                                                           March 31,           December 31,
                                                             2001                  2000
                                                       --------------        ---------------
(in thousands)                                           (Unaudited)

Assets
Current Assets

        Cash and cash equivalents                        $  70,081             $   9,927
        Marketable securities                               35,000                    --
        Accounts receivable including retentions
        (less allowances:  2001-$293; 2000-$293)            15,319                19,546
        Inventories                                            826                   742
        Costs and estimated profits in excess
          of billings                                       18,710                15,750
        Deferred income taxes                                6,112                 6,112
        Prepaid expenses                                     1,302                   739
                                                     -------------          ------------
               Total Current Assets                        147,350                52,816


Other Assets                                                17,761                17,311

Net assets of discontinued operations                       71,409               161,310

Property, Plant and Equipment
        Land                                                 2,785                 2,971
        Buildings                                           15,077                16,439
        Machinery and equipment                             15,483                15,777
                                                     -------------          ------------
                                                            33,345                35,187
Allowances for depreciation                                (14,583)              (16,992)
                                                     -------------          ------------
        Net Property, Plant and Equipment                   18,762                18,195
                                                     -------------          ------------
                                                         $ 255,282             $ 249,632
                                                     =============          ============

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                Consolidated Statements of Financial Condition
               (Prior year restated for discontinued operations)

                                                                                    March 31,             December 31,
                                                                                       2001                   2000
                                                                                ----------------         --------------
(in thousands)                                                                      (Unaudited)
Liabilities

Current Liabilities
        Accounts payable                                                             $   7,447             $   9,587
        Accrued compensation, related taxes and benefits                                 8,745                 9,958
        Other accrued expenses                                                             862                 1,563
        Billings in excess of costs and estimated profits                                7,897                 7,098
        Income taxes                                                                    10,776                   680
        Casualty and liability insurance                                                 8,249                 8,376
                                                                                   -----------            ----------
        Total Current Liabilities                                                       43,976                37,262

Revolving Credit Facility                                                                   --                15,000

Deferred Income Taxes                                                                    8,171                 8,171

Contingencies and Commitments

Stockholders' Equity

        Preferred stock - par value $.01 per share;
        authorized 3,000,000 shares; issued - none
        Common stock - no par value; authorized
          15,000,000 shares; issued 8,946,468 shares                                    33,549                33,549
        Additional paid-in capital                                                      11,944                11,618
        Notes receivable from officers                                                  (4,578)               (4,578)
        Retained earnings                                                              173,074               159,989
        Accumulated other comprehensive loss                                              (360)                 (360)
                                                                                   -----------            ----------
                                                                                       213,629               200,218
        Treasury stock at cost
          (2001-1,348,560 shares; 2000-1,349,664 shares)                               (10,116)              (10,125)
        Unearned compensation - restricted stock                                          (378)                 (894)
                                                                                   -----------            ----------
               Total Stockholders' Equity                                              203,135               189,199
                                                                                   -----------            ----------
                                                                                     $ 255,282             $ 249,632
                                                                                   ===========            ==========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
               (Prior year restated for discontinued operations)
                                  (Unaudited)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                --------------------------------
(in thousands)                                                                     2001                  2000
                                                                                -----------           ----------
Cash Flow From Operating Activities
       Net income                                                                $ 14,605              $  5,592
       Adjustments to reconcile net income to net
        cash provided (utilized) by operating activities:
       Depreciation and amortization                                                  454                   370
       Discontinued operations - net assets                                        30,203               (22,329)
       (Gain) loss on sale of assets                                                 (308)                  223
       (Gain) loss on sales of businesses                                         (34,820)                 --
       Other non-cash credits, net                                                    401                 1,227
       Change in operating assets and liabilities
        (using) providing cash:
       Accounts receivable                                                          4,227                (1,516)
       Inventories                                                                    (84)                  (51)
       Prepaid expenses                                                              (563)                 (240)
       Costs, estimated profits and billings, net                                  (2,161)                3,715
       Accounts payable                                                            (2,140)               (2,542)
       Accrued liabilities                                                         (2,041)               (1,362)
       Income taxes                                                                10,096                 1,430
                                                                                 --------              --------
       Net cash provided (utilized) by operating activities                        17,869               (15,483)

Cash Flows from Investing Activities

       Capital expenditures                                                        (1,915)                 (274)
       Proceeds from sale of assets                                                 1,087                     8
       Proceeds from sales of businesses                                           59,633                  --
       Change in investments and other assets                                        --                     (66)
                                                                                 --------              --------
       Net cash provided (utilized) by investing activities                        58,805                  (332)

Cash Flows from Financing Activities

       Proceeds from revolving credit facility                                       --                  35,000
       Payments of revolving credit facility                                      (15,000)              (20,000)
       Dividends paid                                                              (1,520)               (1,478)
       Other                                                                         --                      53
                                                                                 --------              --------
       Net cash (utilized) provided by financing activities                       (16,520)               13,575
                                                                                 --------              --------
       (Decrease) increase in cash and cash equivalents                            60,154                (2,240)
       Cash and cash equivalents at beginning of year                               9,927                 2,240
                                                                                 --------              --------
Cash and cash equivalents at end of period                                       $ 70,081              $   --
                                                                                 ========              ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The December 31, 2000 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

As previously reported, the Company announced a plan to evaluate strategic alternatives to enhance shareholder value which resulted in the sale of one business group during 2000, the sale of two more businesses in the first quarter of 2001 and the adoption of a formal plan to dispose of another business group. These operations are being reported as discontinued operations. Prior year information has been restated for comparative purposes.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. The primary cause of the reclassifications is the transfer of several businesses to discontinued operations (Note D).

Note B.    Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                                   Three months
(in thousands, except per share amounts)                          ended March 31,
                                                         ---------------------------------
                                                           2001                     2000
                                                         ---------               ---------
Numerator:
Income from continuing operations                         $  1,280               $     980
Income from discontinued operations                         13,325                   4,612
                                                          --------               ---------
Net Income                                                $ 14,605               $   5,592
                                                          ========               =========

Denominator:
Weighted-average shares                                       7,527                  7,269
Employee stock options and restricted stock                     305                    271
                                                           --------               --------
Weighted-average shares-assuming dilution                     7,832                  7,540
                                                           ========               ========

Earnings per share - basic
      Continuing operations                                $   0.17               $   0.14
      Discontinued operations                              $   1.77               $   0.63
                                                           --------               --------
      Net income                                           $   1.94               $   0.77
                                                           ========               ========

Earnings per share-assuming dilution
      Continuing operations                                $   0.16               $   0.13
      Discontinued operations                              $   1.70               $   0.61
                                                           --------               --------
      Net income                                           $   1.86               $   0.74
                                                           ========               ========

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:

                                                         March 31,            December 31,
(in thousands)                                             2001                   2000
                                                        ----------            -----------
Costs incurred on uncompleted contracts                 $  109,732            $  101,744
Estimated profits                                           38,056                32,460
                                                        -----------           -----------
                                                           147,788               134,204
Less:  Billings to date                                   (136,975)             (125,552)
                                                        -----------           -----------
                                                        $   10,813            $    8,652
                                                        ===========           ===========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                        March 31,           December 31,
(in thousands)                                             2001                 2000
                                                        ----------          ------------
Costs and estimated profits in excess of billings       $   18,710          $     15,750
Billings in excess of costs and estimated profits           (7,897)               (7,098)
                                                        ----------          ------------
                                                        $   10,813          $      8,652
                                                        ==========          ============

Note D.    Discontinued Operations

As previously reported, the Company sold the following businesses:

   . On November 3, 2000, the Company sold all the stock of PDM Strocal, Inc. and Candraft Detailing, Inc., both wholly-owned subsidiaries.

   . On January 30, 2001, the Company sold all the stock of Oregon Culvert Co., Inc., a wholly-owned subsidiary.

   . On February 7, 2001, the Company sold certain assets and liabilities of its Engineered Construction and Water Storage divisions. Marketable securities in the Consolidated Statements of Financial Condition represent 2,040,816 shares of Chicago Bridge & Iron Company N.V. (CB&I) common stock received as part of the Engineered Construction and Water Storage divisions disposition. Fair value of the shares at March 31, 2001 is $48.5 million. However, CB&I retained a call on these shares and the maximum value to be received is $35.0 million.

These transactions resulted in a $5.1 million gain on sales of businesses, net of tax. The gain was calculated as follows:

                                                           (in millions)
                                                           -------------
    Proceeds from sales of discontinued operations
    (which includes $35 million of non-cash proceeds)         $  94.6

    Less:  Net basis in assets and liabilities
           of discontinued operations                           (79.2)

    Less:  Applicable income taxes                              (10.3)
                                                              -------
    Net gain on sales of discontinued operations              $   5.1
                                                              =======

The effective tax rate on the sales of businesses is higher than the statutory rate due to foreign operating losses during the phase-out period, for which no tax benefit is realized.

Subsequent to March 31, 2001, the Company adopted a formal plan to dispose of its Steel Service Centers division.

The aforementioned operations are reported as discontinued operations in the accompanying financial statements. Net assets from discontinued operations in the accompanying balance sheet of $71.4 million includes $47.9 million of net current assets and $23.5 million of net non-current assets as of March 31, 2001. These amounts consist primarily of inventories, accounts receivable, property, plant and equipment and related liabilities.

Revenues applicable to discontinued operations were $52.6 million and $150.7 million in the first quarter of 2001 and 2000, respectively.

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

The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 2000 and during the three months ended March 31, 2001 for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although such outcome could be material to the reported results of operations for the period in which it occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As previously reported, the Company announced a plan to evaluate strategic alternatives to enhance shareholder value which resulted in the sale of one business group during 2000, the sale of two more businesses in the first quarter of 2001 and the adoption of a formal plan to dispose of another business group. These operations are being reported as discontinued operations, therefore, the following discussion relates only to the continuing operations of the Company. Prior year information has been restated for comparative purposes.

Three months ended March 31, 2001 compared with three months ended March 31, 2000.

The Company reported net income of $14.6 million, or $1.86 per diluted share, for the quarter ended March 31, 2001. The net income consisted of $1.3 million of income from continuing operations, on earned revenue of $20.6 million, and income from discontinued operations of $13.3 million. These results compare with net income of $5.6 million, or $0.74 per diluted share, for the first quarter of 2000. The prior year net income consisted of $1.0 million of income from continuing operations, on earned revenue of $28.0 million, and income from discontinued operations of $4.6 million.

The Company posted earned revenue of $20.6 million compared with $28.0 million in 2000. The decrease relates primarily to the mix of contracts.

Gross margin improved over the prior-year quarter due to a shift in the mix of contracts from lower margin to higher margin work and realization of operating efficiencies.

Selling, general and administrative (S,G&A) expense as a percentage of earned revenue increased 1.8 percentage points to 17.5 percent, due primarily to the decrease in earned revenue. S,G&A decreased in absolute dollars as a result of lower general corporate headquarter costs.

Income from operations decreased $0.3 million from $2.3 million in 2000. The impact of lower earned revenue was only partially offset by improved gross margins and lower S,G&A expenses.

Interest expense of $0.2 million in 2001 compares with $0.3 million in the prior-year quarter. Interest expense is directly related to the level of net borrowings the Company maintains throughout the period. On March 31, 2001, the Company had no outstanding debt under its revolving credit facility, compared with $15 million at March 31, 2000.

The gain on sale of assets of $0.3 million for 2001 is attributable to the sale of idle properties, while the loss on sale of assets of $0.2 million in 2000 relates to the write-down of an idle property to the estimated net realizable value.

New awards were $29.1 million for the quarter ended March 31, 2001. Backlog increased from year-end 2000 levels, totaling $94.2 million at March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company's primary source of liquidity was proceeds from sales of businesses. As a result of these sales, working capital increased $87.8 million from $15.6 million at December 31, 2000 to $103.4 million at March 31, 2001.

Net cash provided by operating activities of $17.9 million was $33.4 million higher than the level of the prior-year quarter. Activities related to discontinued operations, higher net income and a decrease in accounts receivable contributed to the improved cash flow from operating activities.

Net cash provided by investing activities of $58.8 million for the three months ended March 31, 2001, consisted primarily of proceeds from the sales of businesses. The sales proceeds were partially offset by $1.9 million of capital expenditures. The Company anticipates that capital expenditures for fiscal year 2001 will be considerably higher than the level of depreciation and amortization due to expansion of the bridge fabrication plant in Palatka, Florida.

On July 10, 2000, the Company announced it has engaged the firm of Tanner & Co., Inc., as the Company's financial advisor, to assist the Board of Directors' consideration of strategic alternatives to enhance shareholder value, including the potential sale or other disposition of part or all of the Company.

As discussed in the Discontinued Operations footnote, two businesses were sold during the first quarter of 2001. The Company sold Oregon Culvert Co., Inc. for $8.3 million in cash and its Engineered Construction and Water Storage divisions for $40 million in cash and $44 million of Chicago Bridge & Iron Company N.V. (CB&I) common stock. Subsequent to the initial transaction, 807,356 shares were returned to CB&I in exchange for $9 million.

Also, as discussed in the Discontinued Operations footnote, the Company adopted a formal plan to dispose of another business group. If a deal is ultimately consummated, it may have a favorable impact on the Company's liquidity.

The Company, jointly with Tanner & Co., continues to evaluate strategic alternatives for the remaining businesses.

Cash utilized by financing activities consisted primarily of payments on the Company's revolving credit facility. The Company paid cash dividends of $1.5 million, or $0.20 per share, during the three months ended March 31, 2001 and 2000.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating and capital needs. These sources include cash on hand and the unused portion of a $22.5 million unsecured revolving credit facility which expires on January 31, 2002. On March 10, 2001, $4.6 million of stand-by letters of credit were outstanding under this credit facility. As a result of the aforementioned sales transactions, the Company currently believes it has sufficient cash on hand to limit the amount of borrowings under its credit facility in 2001.

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

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits

    (b)    Reports on Form 8-K.

           The Registrant filed a Form 8-K dated February 7, 2001, reporting the disposition of its Engineered Construction and Water Divisions under "Item 2. Acquisition or Disposition of Assets."

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

                                               Pitt-Des Moines, Inc.
                                         -------------------------------
                                                  (Registrant)




                                         Principal Executive Officer:



Date:  May 15, 2001                      By: /s/ Wm. W. McKee
                                             --------------------------------
                                                 Wm. W. McKee
                                                 (President and
                                                 Chief Executive Officer)



                                         Principal Financial Officer:



Date:  May 15, 2001                      By: /s/ R. A. Byers
                                             -------------------------------
                                                 R. A. Byers
                                                 (Vice President
                                                 Finance and Treasurer)