Form 10-Q
period 2001-06-30
PITT DES MOINES INC
filed 2001-08-14
CIK 78853

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

                 For the quarterly period ended June 30, 2001

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

  On July 31, 2001, 7,599,194 shares of Common Stock were outstanding.

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

                         Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
               (Prior year restated for discontinued operations)
                                  (Unaudited)

                                                   For the three months      For the six months
                                                      ended June 30,           ended June 30,
                                                  ----------------------   -----------------------
(in thousands, except per share amounts)               2001        2000         2001         2000
                                                   --------    --------     --------     --------
Earned revenue                                     $ 25,068    $ 24,192     $ 45,697     $ 52,199
Cost of earned revenue                              (17,094)    (16,055)     (32,109)     (37,407)
                                                   --------    --------     --------     --------
Gross profit from operations                          7,974       8,137       13,588       14,792

Selling, general and administrative expenses         (5,678)     (2,754)      (9,278)      (7,139)
                                                   --------    --------     --------     --------
   Income from operations                             2,296       5,383        4,310        7,653

Other income/(expense):
   Interest income                                    1,228         127        1,304          236
   Interest expense                                     (95)       (658)        (305)        (972)
   Gain (loss) on sale of assets                        - -         - -          308         (223)
   Miscellaneous, net                                  (174)         60         (229)        (151)
                                                   --------    --------     --------     --------
                                                        959        (471)       1,078       (1,110)
                                                   --------    --------     --------     --------
Income from continuing operations
   before income taxes                                3,255       4,912        5,388        6,543
Income taxes                                         (1,302)     (1,962)      (2,155)      (2,613)
                                                   --------    --------     --------     --------
Income from continuing operations                     1,953       2,950        3,233        3,930
Income from discontinued operations,
   net of taxes                                         - -       4,108       13,325        8,720
                                                   --------    --------     --------     --------
Net income                                         $  1,953    $  7,058     $ 16,558     $ 12,650
                                                   ========    ========     ========     ========

Earnings per share - basic
   Continuing operations                           $   0.26    $   0.40     $   0.43     $   0.54
   Discontinued operations                         $   0.00    $   0.57     $   1.76     $   1.20
                                                   --------    --------     --------     --------
   Earnings per share - basic                      $   0.26    $   0.97     $   2.19     $   1.74
                                                   ========    ========     ========     ========

Earnings per share - assuming dilution
   Continuing operations                           $   0.25    $   0.39     $   0.41     $   0.52
   Discontinued operations                         $   0.00    $   0.54     $   1.69     $   1.16
                                                   --------    --------     --------     --------
   Earnings per share - assuming dilution          $   0.25    $   0.93     $   2.10     $   1.68
                                                   ========    ========     ========     ========

Cash dividend                                      $   0.20    $   0.20     $   0.40     $   0.40
                                                   ========    ========     ========     ========

Shares used to calculate:  (in thousands)
   Earnings per share                                 7,559       7,300        7,544        7,285
                                                   ========    ========     ========     ========
   Earnings per share - assuming dilution             7,900       7,559        7,867        7,550
                                                   ========    ========     ========     ========

CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                            $159,989     $145,391
   Net income                                                                 16,558       12,650
   Dividends paid                                                             (3,040)      (2,955)
                                                                            --------     --------
Balance at end of period                                                    $173,507     $155,086
                                                                            ========     ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition
               (Prior year restated for discontinued operations)


                                                     June 30,      December 31,
                                                       2001            2000
                                                     --------      ------------
(in thousands)                                     (Unaudited)
Assets

Current Assets

     Cash and cash equivalents                       $ 91,194        $  9,927
     Accounts receivable including retentions
     (less allowances:  2001-$910; 2000-$293)          28,128          19,546
     Inventories                                        1,261             742
     Costs and estimated profits in excess
      of billings                                      20,626          15,750
     Deferred income taxes                              4,844           6,112
     Prepaid expenses                                   1,256             739
                                                     --------        --------
          Total Current Assets                        147,309          52,816

Other Assets                                           18,211          17,311

Net assets of discontinued operations                  80,009         161,310

Property, Plant and Equipment
     Land                                               1,575           2,971
     Buildings                                         14,099          16,439
     Machinery and equipment                           16,071          15,777
                                                     --------        --------
                                                       31,745          35,187
Allowances for depreciation                           (12,665)        (16,992)
                                                     --------        --------
     Net Property, Plant and Equipment                 19,080          18,195
                                                     --------        --------
                                                     $264,609        $249,632
                                                     ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition
               (Prior year restated for discontinued operations)

                                                             June 30,      December 31,
                                                               2001            2000
                                                             --------      -----------
(in thousands)                                              (Unaudited)

Liabilities

Current Liabilities
     Accounts payable                                         $  8,756        $  9,587
     Accrued compensation, related taxes and benefits            9,768           9,958
     Other accrued expenses                                        922           1,563
     Billings in excess of costs and estimated profits           8,997           7,098
     Income taxes                                               16,039             680
     Casualty and liability insurance                            8,293           8,376
                                                              --------        --------
     Total Current Liabilities                                  52,775          37,262

Revolving Credit Facility                                          - -          15,000

Deferred Income Taxes                                            7,710           8,171

Contingencies and Commitments

Stockholders' Equity

     Preferred stock - par value $.01 per share;
      authorized 3,000,000 shares; issued - none
     Common stock - no par value; authorized
      15,000,000 shares; issued 8,946,468 shares                33,549          33,549
     Additional paid-in capital                                 12,720          11,618
     Notes receivable from officers                             (4,746)         (4,578)
     Retained earnings                                         173,507         159,989
     Accumulated other comprehensive loss                         (360)           (360)
                                                              --------        --------
                                                               214,670         200,218
     Treasury stock at cost
      (2001-1,331,296 shares; 2000-1,349,664 shares)            (9,976)        (10,125)
     Unearned compensation - restricted stock                     (570)           (894)
                                                              --------        --------
          Total Stockholders' Equity                           204,124         189,199
                                                              --------        --------
                                                              $264,609        $249,632
                                                              ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
               (Prior year restated for discontinued operations)
                                  (Unaudited)

                                                            For the six months ended
                                                                    June 30,
                                                             ------------------------
(in thousands)                                                  2001        2000
                                                              --------    --------
Cash Flow From Operating Activities
     Net income                                                $ 16,558    $ 12,650
     Adjustments to reconcile net income to net
      cash provided (utilized) by operating activities:
     Depreciation and amortization                                  934         792
     Discontinued operations - net assets                        23,154     (35,905)
     (Gain) loss on sale of assets                                 (308)        223
     Gain on sales of businesses                                (34,820)        - -
     Other non-cash credits, net                                     88        (252)
     Change in operating assets and liabilities
      (using) providing cash:
     Accounts receivable                                         (8,750)        842
     Inventories                                                   (278)       (126)
     Prepaid expenses                                              (518)       (307)
     Costs, estimated profits and billings, net                  (2,978)      6,688
     Accounts payable                                              (830)     (8,318)
     Accrued liabilities                                           (914)       (549)
     Income taxes                                                16,166      (1,276)
                                                               --------    --------
     Net cash provided (utilized) by operating activities         7,504     (25,538)

Cash Flows from Investing Activities
     Capital expenditures                                        (4,394)     (1,064)
     Proceeds from sale of assets                                 1,219          25
     Proceeds from sales of businesses                           94,633         - -
     Change in investments and other assets                           0         - -
                                                               --------    --------
     Net cash provided (utilized) by investing activities        91,458      (1,039)

Cash Flows from Financing Activities
     Proceeds from revolving credit facility                        - -      60,000
     Payments of revolving credit facility                      (15,000)    (30,000)
     Dividends paid                                              (3,040)     (2,955)
     Other                                                          345          22
                                                               --------    --------
     Net cash (utilized) provided by financing activities       (17,695)     27,067
                                                               --------    --------
     (Decrease) increase in cash and cash equivalents            81,267         490
     Cash and cash equivalents at beginning of year               9,927       2,240
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 91,194    $  2,730
                                                               ========    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The December 31, 2000 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

As previously reported, the Company announced a plan to evaluate strategic alternatives to enhance shareholder value which resulted in the sale of one business group during 2000, and two more businesses in the first quarter of 2001. The Company also consummated the sale of another business group in the third quarter of 2001. These operations are being reported as discontinued operations. Prior year information has been restated for comparative purposes.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. The primary cause of the reclassifications is the transfer of several businesses to discontinued operations (Note D).

Note B.      Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                    Three months           Six months
(in thousands, except per share amounts)            ended June 30,        ended June 30,
                                                 -----------------   ---------------------
                                                   2001      2000       2001         2000
                                                  ------    ------    -------      -------
Numerator:
Income from continuing operations                 $1,953    $2,950    $ 3,233      $ 3,930
Income from discontinued operations                  - -     4,108     13,325        8,720
                                                  ------    ------    -------      -------
Net Income                                        $1,953    $7,058    $16,558      $12,650

Denominator:
Weighted-average shares                            7,559     7,300      7,544        7,285
Employee stock options and restricted stock          341       259        323          265
                                                  ------    ------    -------      -------
Weighted-average shares-assuming dilution          7,900     7,559      7,867        7,550
                                                  ======    ======    =======      =======

Earnings per share - basic
    Continuing operations                         $ 0.26    $ 0.40    $  0.43      $  0.54
    Discontinued operations                       $ 0.00    $ 0.57    $  1.76      $  1.20
                                                  ------    ------    -------      -------
    Net income                                    $ 0.26    $ 0.97    $  2.19      $  1.74
                                                  ======    ======    =======      =======

Earnings per share-assuming dilution
    Continuing operations                         $ 0.25    $ 0.39    $  0.41      $  0.52
    Discontinued operations                       $ 0.00    $ 0.54    $  1.69      $  1.16
                                                  ------    ------    -------      -------
    Net income                                    $ 0.25    $ 0.93    $  2.10      $  1.68
                                                  ======    ======    =======      =======

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:

                                              June 30,       December 31,
(in thousands)                                  2001            2000
                                             ---------       ---------
Costs incurred on uncompleted contracts      $  89,757       $ 101,744
Estimated profits                               32,983          32,460
                                             ---------       ---------
                                               122,740         134,204
Less:  Billings to date                       (111,111)       (125,552)
                                             ---------       ---------
                                             $  11,629       $   8,652
                                             =========       =========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:

                                                       June 30,      December 31,
(in thousands)                                           2001            2000
                                                        -------      -----------
Costs and estimated profits in excess of billings       $20,626         $15,750
Billings in excess of costs and estimated profits        (8,997)         (7,098)
                                                        -------         -------
                                                        $11,629         $ 8,652
                                                        =======         =======

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

These transactions resulted in a $5.1 million gain on sales of businesses, net of tax. The gain was calculated as follows:
                                              (in millions)
                                              -------------
    Proceeds from sales of discontinued operations  $  94.6

    Less:  Net basis in assets and liabilities
         of discontinued operations                   (79.2)
    Less:  Applicable income taxes                    (10.3)
                                                   --------
    Net gain on sales of discontinued operations   $    5.1
                                                   ========

The effective tax rate on the sales of businesses is higher than the statutory rate due to foreign operating losses during the phase-out period, for which no tax benefit is realized.

On July 2, 2001, the Company consummated the sale of its Steel Service Centers division to Reliance Steel & Aluminum Co.

The aforementioned operations are reported as discontinued operations in the accompanying financial statements. Net assets from discontinued operations in the accompanying balance sheet of $80.0 million includes $56.8 million of net current assets and $23.2 million of net non-current assets as of June 30, 2001. These amounts consist primarily of inventories, accounts receivable, property, plant and equipment and related liabilities.

Revenues applicable to discontinued operations were $100.5 million and $303.0 million in the first half of 2001 and 2000, respectively.

Note E.   Subsequent Events

On July 2, 2001, the Company consummated the sale of its Service Centers division to Reliance Steel & Aluminum Co. for $97.5 million. The anticipated pre-tax gain is approximately $15.8 million, subject to all post-closing purchase price adjustments and costs directly related to the transaction.

As a result of the Service Centers sale, certain change of control agreements related to the Company's stock option and restricted stock plans were triggered on July 2, 2001. These agreements, as more fully described in the Company's Proxy Statement dated March 30, 2001, generally provide for lump-sum cash payments to certain executives and the vesting of any unexercisable stock options and restricted stock. The estimated expense associated with these payments and accelerated vesting is approximately $7.3 million, which will be recognized in the third quarter of 2001.

During July 2001, the Company merged the remaining defined benefit plans, not transferred in any of the other discontinued operations, into one defined benefit plan and transferred the majority of the plan assets and liabilities to a newly formed subsidiary. On August 13, 2001, the Company sold the stock of the subsidiary for $6.4 million dollars resulting in an estimated pre-tax loss of $11.5 million, which will be recognized in the third quarter of 2001.

Note F.  Contingencies

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

The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 2000 and during the six months ended June 30, 2001 for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although such outcome could be material to the reported results of operations for the period in which it occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As previously reported, the Company announced a plan to evaluate strategic alternatives to enhance shareholder value which resulted in the sale of one business group during 2000 and two more businesses in the first quarter of 2001. The Company also consummated the sale of another business group in the third quarter of 2001. These operations are being reported as discontinued operations, therefore, the following discussion relates only to the continuing operations of the Company, principally the Steel Bridges division. Prior year information has been restated for comparative purposes.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000.

The Company reported net income of $2.0 million, or $0.25 per diluted share, for the quarter ended June 30, 2001. The net income consisted of $2.0 million of income from continuing operations, on earned revenue of $25.1 million. These results compare with net income of $7.1 million, or $0.93 per diluted share, for the second quarter of 2000. The prior year net income consisted of $3.0 million of income from continuing operations, on earned revenue of $24.2 million, and income from discontinued operations of $4.1 million.

The Company posted earned revenue of $25.1 million compared with $24.2 million in 2000, representing a 4 percent increase over the prior year.

Selling, general and administrative (S,G&A) expense increased $2.9 million due primarily to charges recognized under a corporate severance program.

Income from operations decreased $3.1 million from $5.4 million in 2000. The impact of increased earned revenue was more than offset by higher S,G&A expenses.

Interest income, net of $1.1 million in 2001 compares with interest expense, net of $0.5 million in the prior-year quarter. Interest income/expense is directly related to the level of net investments/borrowings the Company maintains throughout the period. On June 30, 2001, the Company had no outstanding debt under its revolving credit facility, compared with $30 million at June 30, 2000.

New awards were $59.3 million for the quarter ended June 30, 2001. Backlog increased from year-end 2000 levels, totaling $128.4 million at June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000.

The Company reported net income of $16.6 million, or $2.10 per diluted share, for the six months ended June 30, 2001. The net income consisted of $3.3 million of income from continuing operations, on earned revenue of $45.7 million, and income from discontinued operations of $13.3 million. These results compare with net income of $12.7 million, or $1.68 per diluted share, for the first half of 2000. The prior year net income consisted of $3.9 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)



of income from continuing operations, on earned revenue of $52.2 million, and income from discontinued operations of $8.7 million.

The Company posted earned revenue of $45.7 million compared with $52.2 million in 2000. The decrease relates primarily to the mix of contracts.

SG&A expense increased $2.1 million over prior year due primarily to charges recognized under a corporate severance program.

Income from operations decreased $3.3 million from $7.6 million in 2000. Lower earned revenue and higher SG&A expenses accounted for the majority of the decrease.

Interest income, net of $1.0 million compares with interest expense, net of $0.7 million a year ago.

The gain on sale of assets of $0.3 million for 2001 is attributable to the sale of idle properties, while the loss on sale of assets of $0.2 million in 2000 relates to the write-down of an idle property to the estimated net realizable value.

New awards increased $47.3 million to $88.4 million for the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30 , 2001, the Company's primary source of liquidity was proceeds from sales of businesses. As a result of these sales, working capital increased $79.0 million from $15.6 million at December 31, 2000 to $94.6 million at June 30, 2001.

Net cash provided by operating activities of $7.5 million was $33.0 million higher than the level of the prior-year. Activities related to discontinued operations, higher net income and an increase in income taxes payable contributed to the improved cash flow from operating activities.

Net cash provided by investing activities of $91.5 million for the six months ended June 30, 2001, consisted primarily of proceeds from the sale of businesses (see below). The sales proceeds were partially offset by $4.4 million of capital expenditures. The Company anticipates that capital expenditures for fiscal year 2001 will be considerably higher than the level of depreciation and amortization due to expansion of the bridge fabrication plant in Palatka, Florida.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

As discussed in the Discontinued Operations footnote, two businesses were sold during the first quarter of 2001. The Company sold Oregon Culvert Co., Inc. for $8.3 million in cash and its Engineered Construction and Water Storage divisions for $40 million in cash and $44 million of Chicago Bridge & Iron Company N.V. (CB&I) common stock. Subsequent to the initial transaction, all of the shares were exchanged with CB&I in exchange for $44 million in cash.

Also, the Company consummated the sale of the Service Centers in the third quarter for $97.5 million. The anticipated pre-tax gain is approximately $15.8 million, subject to all post-closing purchase price adjustments and costs directly related to the transaction.

The Company is currently in the process of entering into a series of transactions for the sale of the stock of Pitt-Des Moines, Inc. and the assets and stock of its Bridge division. The structure of the proposed transactions, which are conditioned upon due diligence and customary governmental approvals, is such that the asset sale is conditional upon the completion of the tender offer of the outstanding common stock of Pitt-Des Moines, Inc. The Company anticipates that the tender offer will be in the mid-$30's per share, and that it will be completed in October or November of 2001.

Cash utilized by financing activities consisted primarily of payments on the Company's revolving credit facility. The Company paid cash dividends of $3.0 million, or $0.40 per share, during the six months ended June 30, 2001 and 2000.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating and capital needs. These sources include cash on hand and the unused portion of a $22.5 million unsecured revolving credit facility which expires on January 31, 2002. On August 10, 2001, $1.3 million of stand-by letters of credit were outstanding under this credit facility. As a result of the aforementioned sales transactions, the Company currently believes it has sufficient cash on hand to limit the amount of borrowings under its credit facility in 2001.

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

                          Part II - Other Information

Item 1.  Legal Proceedings

       Refer to Part I Item 1, Note F of the Notes to Consolidated Financial Statements for information, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 3, 2001, the Company held its annual stockholders meeting. Only holders of record at the close of business on March 12, 2001 were entitled to notice of and to vote at the Annual Meeting. As of that date, the Company had outstanding 7,597,908 shares of common stock. The two matters voted upon at the Annual Meeting were the election of four directors and the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 2001.

       Each of the Company's nominees for director was reelected at the Annual Meeting. The total number of votes cast for the election of directors was 6,663,989. Following is a separate tabulation with respect to each director:

                                    Votes For         Votes Withheld
                                    ---------         --------------
            W.L. Friend             6,616,938              47,051
            W.R. Jackson, Jr.       6,606,646              57,343
            A.J. Paddock            6,607,826              56,163
            P.J. Townsend           6,602,669              61,320

       The following directors' terms of office continued after the annual stockholders meeting: J.C. Bates, P.O. Elbert, Wm.W. McKee, J.W. Robinson, V.G. Beghini, R.W. Dean and W.R. Jackson.

       The total number of votes cast for the ratification of the appointment of Ernst & Young LLP as auditors for the year ending December 31, 2000, was 6,663,989 with 6,626,223 votes for, 36,243 votes against and 1,523 votes abstained.

       There were no broker non-votes with respect to the two matters voted upon.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    (b)  Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2001.

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



                                          Pitt-Des Moines, Inc.
                                     -------------------------------
                                              (Registrant)



                                       Principal Executive Officer:



Date:  August 14, 2001               By: /s/ Wm. W. McKee
                                         --------------------------------
                                           Wm. W. McKee
                                           (President and
                                           Chief Executive Officer)



                                     Principal Financial Officer:



Date:  August 14, 2001               By: /s/ R. A. Byers
                                         -------------------------------
                                           R. A. Byers
                                           (Vice President
                                           Finance and Treasurer)