Form 10-Q
period 2001-09-30
PITT DES MOINES INC
filed 2001-11-14
CIK 78853

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ______________________

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

  On October 31, 2001,  7,614,186 shares of Common Stock were outstanding.

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

                         Part I.  Financial Information

Item 1.  Financial Statements

                             PITT-DES MOINES, INC.
                       Consolidated Statements of Income
               (Prior year restated for discontinued operations)
                                  (Unaudited)

                                                    For the three months      For the nine months
                                                    ended September 30,       ended September 30,
                                                   ----------------------   -----------------------
(in thousands, except per share amounts)              2001        2000         2001         2000
                                                    --------    --------     --------     --------
Earned revenue                                      $ 26,045    $ 28,042     $ 71,742     $ 80,241
Cost of earned revenue                               (20,407)    (18,481)     (52,516)     (55,888)
                                                    --------    --------     --------     --------
Gross profit from operations                           5,638       9,561       19,226       24,353

Selling, general and administrative expenses         (11,231)     (4,253)     (21,129)     (13,542)
                                                    --------    --------     --------     --------
   Income (loss) from operations                      (5,593)      5,308       (1,903)      10,811

Other income/(expense):
   Interest income                                     1,642         131        2,946          367
   Interest expense                                      (99)       (551)        (404)      (1,523)
   Gain (loss) on sale of assets                         - -          21          308         (202)
   Miscellaneous, net                                     32        (729)        (197)        (880)
                                                    --------    --------     --------     --------
                                                       1,575      (1,128)       2,653       (2,238)
                                                    --------    --------     --------     --------
Income (loss) from continuing operations
   before income taxes                                (4,018)      4,180          750        8,573
Income taxes (benefit)                                 1,607      (1,633)        (300)      (3,386)
                                                    --------    --------     --------     --------
Income (loss) from continuing operations              (2,411)      2,547          450        5,187
Income (loss) from discontinued operations,
   net of taxes                                        4,191        (819)      17,888        9,190
                                                    --------    --------     --------     --------
Net income                                          $  1,780    $  1,728     $ 18,338     $ 14,377
                                                    ========    ========     ========     ========
Earnings (loss) per share - basic
   Continuing operations                            $  (0.32)   $   0.35     $   0.06     $   0.71
   Discontinued operations                          $   0.55    $  (0.11)    $   2.36     $   1.26
                                                    --------    --------     --------     --------
   Earnings per share - basic                       $   0.23    $   0.24     $   2.42     $   1.97
                                                    ========    ========     ========     ========
Earnings (loss) per share - assuming dilution
   Continuing operations                            $  (0.30)   $   0.33     $   0.06     $   0.68
   Discontinued operations                          $   0.53    $  (0.10)    $   2.27     $   1.21
                                                    --------    --------     --------     --------
   Earnings per share - assuming dilution           $   0.23    $   0.23     $   2.33     $   1.89
                                                    ========    ========     ========     ========

Cash dividend                                       $   0.00    $   0.20     $   0.40     $   0.60
                                                    ========    ========     ========     ========
Shares used to calculate:  (in thousands)
   Earnings per share                                  7,611       7,312        7,566        7,294
                                                    ========    ========     ========     ========
   Earnings per share - assuming dilution              7,911       7,670        7,882        7,590
                                                    ========    ========     ========     ========
CONSOLIDATED RETAINED EARNINGS
Balance at the beginning of year                                             $159,989     $145,391
   Net income                                                                  18,338       14,377
   Dividends paid                                                              (3,040)      (4,436)
                                                                             --------     --------
Balance at end of period                                                     $175,287     $155,332
                                                                             ========     ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition
               (Prior year restated for discontinued operations)


                                                      September 30,    December 31,
                                                           2001            2000
                                                      -------------    ------------
(in thousands)                                         (Unaudited)
Assets

Current Assets

     Cash and cash equivalents                          $192,284        $  9,927
     Accounts receivable including retentions
     (less allowances:  2001-$719; 2000-$293)             25,577          19,546
     Inventories                                             886             742
     Costs and estimated profits in excess
      of billings                                         22,283          15,750
     Deferred income taxes                                 4,844           6,112
     Prepaid expenses                                      1,173             739
                                                        --------        --------
          Total Current Assets                           247,047          52,816

Other Assets                                                 - -             240

Net assets of discontinued operations                      4,215         178,381

Property, Plant and Equipment
     Land                                                  1,575           2,971
     Buildings                                            14,707          16,439
     Machinery and equipment                              15,344          15,777
                                                        --------        --------
                                                          31,626          35,187
Allowances for depreciation                              (12,456)        (16,992)
                                                        --------        --------
     Net Property, Plant and Equipment                    19,170          18,195
                                                        --------        --------
                                                        $270,432        $249,632
                                                        ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                 Consolidated Statements of Financial Condition
               (Prior year restated for discontinued operations)

                                                             September 30,    December 31,
                                                                  2001            2000
                                                             -------------    ------------
(in thousands)                                               (Unaudited)

Liabilities

Current Liabilities
     Accounts payable                                            $  7,254        $  9,587
     Accrued compensation, related taxes and benefits              15,264           9,958
     Other accrued expenses                                         1,012           1,563
     Billings in excess of costs and estimated profits              7,693           7,098
     Income taxes                                                  24,220           7,364
     Casualty and liability insurance                               6,500           8,376
                                                                 --------        --------
     Total Current Liabilities                                     61,943          43,946

Revolving Credit Facility                                             - -          15,000

Deferred Income Taxes                                               1,026           1,487

Contingencies and Commitments

Stockholders' Equity

     Preferred stock - par value $.01 per share;
      authorized 3,000,000 shares; issued - none
     Common stock - no par value; authorized
      15,000,000 shares; issued 8,946,468 shares                   33,549          33,549
     Additional paid-in capital                                    14,186          11,618
     Notes receivable from officers                                (4,830)         (4,578)
     Retained earnings                                            175,287         159,989
     Accumulated other comprehensive loss                            (360)           (360)
                                                                 --------        --------
                                                                  217,832         200,218
     Treasury stock at cost
      (2001-1,332,774 shares; 2000-1,349,664 shares)              (10,369)        (10,125)
     Unearned compensation - restricted stock                         - -            (894)
                                                                 --------        --------
          Total Stockholders' Equity                              207,463         189,199
                                                                 --------        --------
                                                                 $270,432        $249,632
                                                                 ========        ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                     Consolidated Statements of Cash Flows
               (Prior year restated for discontinued operations)
                                  (Unaudited)

                                                             For the nine months ended
                                                                   September 30,
                                                             -------------------------
(in thousands)                                                    2001        2000
                                                                --------    --------
Cash Flow From Operating Activities
     Net income                                                 $ 18,338    $ 14,377
     Adjustments to reconcile net income to net
      cash provided (utilized) by operating activities:
     Depreciation and amortization                                 1,413         829
     Discontinued operations - net assets                         18,897     (36,746)
     (Gain) loss on sale of assets                                  (308)        202
     Gain on sales of businesses                                 (38,142)        - -
     Deferred income taxes (credits)                                 808        (222)
     Other non-cash credits, net                                   2,956       2,370
     Change in operating assets and liabilities
      (using) providing cash:
     Accounts receivable                                          (6,031)       (400)
     Inventories                                                      96         (81)
     Prepaid expenses                                               (434)       (151)
     Costs, estimated profits and billings, net                   (5,938)      3,320
     Accounts payable                                             (2,333)     (4,874)
     Accrued liabilities                                           2,878       4,781
     Income taxes                                                 16,856      (6,546)
                                                                --------    --------
     Net cash provided (utilized) by operating activities          9,056     (23,141)

Cash Flows from Investing Activities
     Capital expenditures                                         (5,036)     (2,376)
     Proceeds from sale of assets                                  1,350       2,885
     Proceeds from sales of businesses                           194,776         - -
     Change in investments and other assets                          240         (45)
                                                                --------    --------
     Net cash provided by investing activities                   191,330         464

Cash Flows from Financing Activities
     Proceeds from revolving credit facility                         - -      75,000
     Payments of revolving credit facility                       (15,000)    (50,000)
     Dividends paid                                               (3,040)     (4,436)
     Other                                                            11          17
                                                                --------    --------
     Net cash (utilized) provided by financing activities        (18,029)     20,581
                                                                --------    --------
     Increase (decrease) in cash and cash equivalents            182,357      (2,096)
     Cash and cash equivalents at beginning of year                9,927       2,240
                                                                --------    --------
Cash and cash equivalents at end of period                      $192,284    $    144
                                                                ========    ========

See Notes to Consolidated Financial Statements.

                             PITT-DES MOINES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note A.  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The December 31, 2000 Consolidated Statement of Financial Condition was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

As previously reported, the Company announced a plan to evaluate strategic alternatives to enhance shareholder value which resulted in the sale of one business group during 2000, two businesses in the first quarter of 2001 and another business group in the third quarter of 2001. These operations are being reported as discontinued operations, therefore, the following information relates only to the continuing operations of the Company, principally the Steel Bridges division. Prior year information has been restated for comparative purposes.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. The primary cause of the reclassifications is the transfer of several businesses to discontinued operations (Note D).

Note B.  Earnings Per Share

The following table sets forth the computation of earnings per share and earnings per share assuming dilution:

                                                     Three months            Nine months
(in thousands, except per share amounts)          ended September 30,    ended September 30,
                                                 ---------------------   -------------------
                                                     2001       2000        2001       2000
                                                   -------     ------     -------    -------
Numerator:
Income (loss) from continuing operations           $(2,411)    $2,547     $   450    $ 5,187
Income (loss) from discontinued operations           4,191       (819)     17,888      9,190
                                                   -------     ------     -------    -------
Net Income                                         $ 1,780     $1,728     $18,338    $14,377

Denominator:
Weighted-average shares                              7,611      7,312       7,566      7,294
Employee stock options and restricted stock            300        358         316        296
                                                   -------     ------     -------    -------
Weighted-average shares-assuming dilution            7,911      7,670       7,882      7,590
                                                   =======     ======     =======    =======
Earnings (loss) per share - basic
    Continuing operations                          $ (0.32)    $ 0.35     $  0.06    $  0.71
    Discontinued operations                        $  0.55     $(0.11)    $  2.36    $  1.26
                                                   -------     ------     -------    -------
    Net income                                     $  0.23     $ 0.24     $  2.42    $  1.97
                                                   =======     ======     =======    =======
Earnings (loss) per share-assuming dilution
    Continuing operations                          $ (0.30)    $ 0.33     $  0.06    $  0.68
    Discontinued operations                        $  0.53     $(0.10)    $  2.27    $  1.21
                                                   -------     ------     -------    -------
    Net income                                     $  0.23     $ 0.23     $  2.33    $  1.89
                                                   =======     ======     =======    =======

Note C.  Costs and Estimated Profits on Uncompleted Contracts

Costs and estimated profits on uncompleted contracts are summarized as follows:


                                               September 30,    December 31,
(in thousands)                                      2001            2000
                                               -------------    ------------
Costs incurred on uncompleted contracts          $  93,499       $ 101,744
Estimated profits                                   37,284          32,460
                                                 ---------       ---------
                                                   130,783         134,204
Less:  Billings to date                           (116,193)       (125,552)
                                                 ---------       ---------
                                                 $  14,590       $   8,652
                                                 =========       =========

Costs, estimated profits and billings on uncompleted contracts are included in the accompanying Consolidated Statements of Financial Condition under the following captions:


                                                         September 30,    December 31,
(in thousands)                                                2001            2000
                                                         -------------    ------------
Costs and estimated profits in excess of billings            $22,283         $15,750
Billings in excess of costs and estimated profits             (7,693)         (7,098)
                                                             -------         -------
                                                             $14,590         $ 8,652
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

 .   On July 2, 2001, the Company sold its Steel Service Centers division.

 .   On August 13, 2001, the Company sold the stock of a subsidiary containing the majority of the plan assets and liabilities of the Company's remaining defined benefit plans.

These transactions resulted in a $9.2 million gain on sales of businesses, net of tax. The gain was calculated as follows:

                                                              (in millions)
                                                              -------------
    Proceeds from sales of discontinued operations              $  194.8

    Less:  Net basis in assets and liabilities
           of discontinued operations                             (171.9)
    Less:  Applicable income taxes                                 (13.7)
                                                                --------
    Net gain on sales of discontinued operations                $    9.2
                                                                ========

The effective tax rate on the sales of businesses is higher than the statutory rate due to foreign operating losses during the phase-out period, for which no tax benefit is realized.

The aforementioned operations are reported as discontinued operations in the accompanying financial statements. Net assets from discontinued operations in the accompanying balance sheet of $4.2 million includes $1.7 million of net current assets and $2.5 million of net non-current assets as of September 30, 2001. These amounts consist primarily of accounts receivable, property, plant and equipment and related liabilities.

Revenues applicable to discontinued operations were $100.5 million and $446.1 million in the first nine months of 2001 and 2000, respectively.

Note E.   Subsequent Events

The Company terminated negotiations with a private equity group for the sale of its Bridge division and signed a letter of intent to sell this division to a different private equity group. As previously announced, at the time of execution of a definitive agreement for the Bridge division, which is conditioned upon due diligence, financing and customary governmental approvals, the Company expects to announce the execution of a definitive agreement for the proposed purchase by a third party of all of the issued and outstanding common stock of the Company at a price in the mid-$30's per share.

The Company now anticipates consummating the aforementioned transactions in the fourth quarter of 2001 or first quarter of 2002.

Note F.  Contingencies

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

The Company is participating as a potentially responsible party (PRP) at three different sites, and has been requested to participate as a PRP at one additional site, pursuant to proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Other parties have also been identified as PRP's at the sites. Investigative and/or remedial activities are ongoing. The Company believes, based upon information presently available to it, that the cost of such future activities will not have a material effect on the Company's financial position, results of operations or liquidity. Additionally, amounts reflected in results of operations and in the statements of financial condition during the three years ended December 31, 2000 and during the nine months ended September 30, 2001 for investigative and/or remedial activities have also not been material. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among PRP's or a determination that the Company is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional costs.

Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although such outcome could be material to the reported results of operations for the period in which it occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As previously reported, the Company announced a plan to evaluate strategic alternatives to enhance shareholder value which resulted in the sale of one business group during 2000, two businesses in the first quarter of 2001 and another business group in the third quarter of 2001. These operations are reported as discontinued operations, therefore, the following discussion relates only to the continuing operations of the Company, principally the Steel Bridges division. Prior year information has been restated for comparative purposes.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

The Company reported net income of $1.8 million, or $0.23 per diluted share, for the quarter ended September 30, 2001. The net income consisted of a $2.4 million loss from continuing operations, on earned revenue of $26.0 million, and income from discontinued operations of $4.2 million. The third quarter loss from continuing operations included a special charge of $7.3 million, or $0.92 per diluted share, for certain change of control charges triggered by the Steel Service Centers sale. The change in control agreements, which relate to the Company's stock option and restricted stock plans and are more fully described in the Company's Proxy Statement dated March 31, 2001, generally provide for lump-sum cash payments to certain executives and the vesting of any unexercisable stock options and restricted stock. These results compare with net income of $1.7 million, or $0.23 per diluted share, for the third quarter of 2000. The prior year net income consisted of $2.5 million of income from continuing operations, on earned revenue of $28.0 million, and a loss from discontinued operations of $0.8 million.

The Company posted earned revenue of $26.0 million compared with $28.0 million in 2000, representing a 7 percent decrease from the prior year. The decrease relates primarily to the mix of contracts.

Selling, general and administrative (S,G&A) expense increased $7.0 million due to the aforementioned change of control charges.

Loss from operations was $5.6 million in 2001, compared with $5.3 million of operating income in 2000. The decrease in operating income from the prior year is attributable to the triggering of certain change of control features within various equity awards, adjustments to insurance accruals as a result of settling casualty program obligations and the impact of lower earned revenue.

Interest income, net of $1.5 million in 2001 compares with interest expense, net of $0.4 million in the prior-year quarter. Interest income/expense is directly related to the level of net investments/borrowings the Company maintains throughout the period. On September 30, 2001, the Company had no outstanding debt under its revolving credit facility, compared with $25 million at September 30, 2000.

New awards were $15.6 million for the quarter ended September 30, 2001. Backlog increased from year-end 2000 levels, totaling $118.0 million at September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

The Company reported net income of $18.3 million, or $2.33 per diluted share, for the nine months ended September 30, 2001. The net income consisted of $0.4 million of income from continuing operations, on earned revenue of $71.7 million, and income from discontinued operations of $17.9 million. These results compare with net income of $14.4 million, or $1.89 per diluted share, for the first nine months of 2000. The prior year net income consisted of $5.2 million of income from continuing operations, on earned revenue of $80.2 million, and income from discontinued operations of $9.2 million.

The Company posted earned revenue of $71.7 million compared with $80.2 million in 2000. The decrease relates primarily to the mix of contracts.

SG&A expense increased $7.6 million over prior year due to the aforementioned change of control charges.

Loss from operations was $1.9 million compared with $10.8 million of operating income in 2000. The decrease in operating income from the prior year is attributable to the triggering of certain change of control features within various equity awards, adjustments to insurance accruals as a result of settling casualty program obligations and the impact of lower earned revenue.

Interest income, net of $2.5 million compares with interest expense, net of $1.2 million a year ago.

The gain on sale of assets of $0.3 million for 2001 is attributable to the sale of idle properties, while the loss on sale of assets of $0.2 million in 2000 relates to the write-down of an idle property to the estimated net realizable value.

New awards increased $32.3 million to $104.1 million for the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30 , 2001, the Company's primary source of liquidity was proceeds from sales of businesses. As a result of these sales, working capital increased $176.2 million from $8.9 million at December 31, 2000 to $185.1 million at September 30, 2001.

Net cash provided by operating activities of $9.1 million was $32.2 million higher than the level of the prior-year. Activities related to discontinued operations, higher net income and an increase in income taxes payable contributed to the improved cash flow from operating activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Net cash provided by investing activities of $191.3 million for the nine months ended September 30, 2001, consisted primarily of proceeds from the sales of businesses (see below). The sales proceeds were partially offset by $5.0 million of capital expenditures. The Company anticipates that capital expenditures for fiscal year 2001 will be considerably higher than the level of depreciation and amortization due to expansion of the bridge fabrication plant in Palatka, Florida.

On July 10, 2000, the Company announced it has engaged the firm of Tanner & Co., Inc., as the Company's financial advisor, to assist the Board of Directors' consideration of strategic alternatives to enhance shareholder value, including the potential sale or other disposition of part or all of the Company.

As discussed in the Discontinued Operations footnote, two businesses were sold during the first quarter of 2001. The Company sold Oregon Culvert Co., Inc. for $8.3 million in cash and its Engineered Construction and Water Storage divisions for $40 million in cash and $44 million of Chicago Bridge & Iron Company N.V. (CB&I) common stock. Subsequent to the initial transaction, all of the shares were exchanged with CB&I in exchange for $44 million in cash. Also, the Company consummated the sale of the Service Centers in the third quarter for $97.5 million in cash.

The Company is currently in the process of negotiating transactions for the sale of the stock of Pitt-Des Moines, Inc. and the assets and stock of its Bridge division. The structure of the proposed transactions, which are conditioned upon due diligence, financing and customary governmental approvals, is such that the asset sale is conditional upon the completion of the tender offer of the outstanding common stock of Pitt-Des Moines, Inc. The Company anticipates that the tender offer will be in the mid-$30's per share, and that it will be completed in the fourth quarter of 2001 or first quarter of 2002.

Cash utilized by financing activities consisted primarily of payments on the Company's revolving credit facility. The Company paid cash dividends of $3.0 million and $4.4 million, or $0.40 and $0.60 per share, during the nine months ended September 30, 2001 and 2000, respectively.

The Company has on hand and access to sufficient sources of funds to meet its anticipated operating and capital needs. These sources include cash on hand and the unused portion of a $22.5 million unsecured revolving credit facility which expires on January 31, 2002. On November 9, 2001, $1.2 million of stand-by letters of credit were outstanding under this credit facility. As a result of the aforementioned sales transactions, the Company currently believes it has sufficient cash on hand to limit the amount of borrowings under its credit facility in 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING STATEMENTS

Any of the comments in this quarterly report that refer to transactions for the sale of the stock of the Company or of the assets of its Bridge division are forward-looking. The consummation of such transactions could be affected by changes in conditions precedent to closing, changes in laws, changes in governmental spending on infrastructure projects and changes generally in the mergers and acquisitions environment in the United States.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        (b) Reports on Form 8-K.

        The Registrant filed a Form 8-K dated July 2, 2001, reporting the disposition of its Steel Service Centers Division under "Item 2. Acquisition or Disposition of Assets."

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



                                       Pitt-Des Moines, Inc.
                                     -------------------------------
                                           (Registrant)



                                     Principal Executive Officer:



Date:  November 14, 2001             By: /s/ Wm. W. McKee
                                         --------------------------------
                                           Wm. W. McKee
                                           (President and
                                           Chief Executive Officer)



                                     Principal Financial Officer:



Date:  November 14, 2001             By: /s/ R. A. Byers
                                         -------------------------------
                                           R. A. Byers
                                           (Vice President
                                           Finance and Treasurer)